Form 10-Q
period 1995-03-31
KEYSTONE MORTGAGE FUND II
filed 1995-05-15
CIK 812084

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                Commission File Number  0-15537
                  --------------                                       ---------

           Keystone Mortgage Fund II, a California Limited Partnership
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


          California                                 95-4061580
- - -------------------------------------    ---------------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)


11340 W. Olympic Boulevard                           90064-1661
Suite 300                                ---------------------------------------
Los Angeles, California                              (Zip Code)
- - -------------------------------------
   (Address of principal
    executive offices)


Registrant's telephone number, including area code:    (310) 479-4121
                                                    --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes    X         No
                                        -----          -----

                         KEYSTONE MORTGAGE FUND II,
                      A California Limited Partnership

                                    INDEX


                                                                          PAGE
                                                                          -----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

   (a)  Condensed Balance Sheets, December 31, 1994 and
        March 31, 1995.                                                     3

   (b)  Condensed Statements of Income, three months
        ended March 31, 1995 and 1994.                                      4

   (c)  Condensed Statements of Partners' Capital (Deficit)
        for the year ended December 31, 1994 and for the three
        months ended March 31, 1995.                                        5

   (d)  Condensed Statements of Cash Flows, three months ended
        March 31, 1995 and 1994.                                            6

   (e)  Notes to condensed financial statements.                          7 & 8


Item 2. Management's discussion and analysis of financial
        condition and results of operations.                                9

PART II.  OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.                                  10


KEYSTONE MORTGAGE FUND II, A California Limited Partnership

BALANCE SHEETS


                                                             December 31     March 31
                                                                1994           1995
                                                             -----------    ----------
                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    207,216         60,682
   Short-term investments                                     1,003,965      1,253,622
   Interest receivable on trust deed notes receivable            21,408         22,115
   Current portion of trust deed notes receivable (note B)    1,483,373      1,455,251
                                                             ----------     ----------

                  TOTAL CURRENT ASSETS                        2,715,962      2,791,670

   Trust deed notes receivable, net (note B)                  1,467,525      1,456,892
                                                             ----------     ----------
                                                             $4,183,487     $4,248,562
                                                             ----------     ----------
                                                             ----------     ----------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

   Due General Partners                                                     $  241,500
   Accounts Payable                                               1,852          1,569
                                                             ----------     ----------
                  TOTAL CURRENT LIABILITIES                  $    1,852     $  243,069

PARTNERS' CAPITAL:

   General Partners                                            (207,816)      (209,577)
   Limited Partners-41,454 units outstanding 1994 and
   1995, respectively                                         4,389,451      4,215,070
                                                             ----------     ----------
                  NET PARTNERS' CAPITAL                       4,181,635      4,005,493
                                                             ----------     ----------

                                                             $4,183,487     $4,248,562
                                                             ----------     ----------
                                                             ----------     ----------

See accompanying notes to financial statements

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

KEYSTONE MORTGAGE FUND II, A California Limited Partnership

                                                   Three Months Ended
                                                         March 31
                                                 -----------------------
                                                    1995          1994
                                                 ---------      --------
Revenue:
   Interest on mortgage loans                    $  66,066      $129,949
   Interest on short-term investments               15,511         9,214
                                                 ---------      --------
                                                    81,577       139,163

Expenses:
   Servicing related expenses                       13,816        20,422
   General and administrative expenses             243,903         1,534
                                                 ---------      --------
                                                   257,719        21,956
                                                 ---------      --------
   NET INCOME (Loss)                             $(176,142)     $117,207
                                                 ---------      --------
                                                 ---------      --------

   Weighted average number of limited
   partnership units outstanding                    41,459        41,459
                                                 ---------      --------
                                                 ---------      --------

Net income (loss) per limited partnership
unit                                             $   (4.25)     $   2.83
                                                 ---------      --------
                                                 ---------      --------

See notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

KEYSTONE MORTGAGE FUND II, A California Limited Partnership


                                                 General      Limited
                                                 Partners     Partners      Total
                                                 ---------   ----------   ----------
Balance at December 31, 1994                     $(207,816)  $4,389,451   $4,181,635

Net income (Loss)three months ended March
31, 1995                                            (1,761)    (174,381)    (176,142)
                                                 ---------   ----------   ----------

Balance at March 31, 1995
(unaudited)                                      $(209,577)  $4,215,070   $4,005,493
                                                 ---------   ----------   ----------
                                                 ---------   ----------   ----------



See notes to financial statements.

STATEMENTS OF CASH FLOWS

KEYSTONE MORTGAGE FUND II, A California Limited Partnership

                                                   Three Months Ended March 31,
                                                     1995               1994
                                                   ---------         ----------

OPERATING ACTIVITIES
   Net income                                      $(176,142)        $  117,207

   Changes in operating assets and liabilities:
   Amortization of net origination fees                 (427)              (600)
   Increase in interest receivable                      (707)            (9,041)
   Increase in due general partners                  241,500
   Increase (decrease) in accounts payable              (283)             2,885
   Decrease in other assets                                                 324
                                                   ---------         ----------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                            63,941            110,775

INVESTING ACTIVITIES:
   Decrease in notes receivable                       39,182            106,065
   Increase in short term investments               (249,657)
                                                   ---------         ----------
      NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                    (210,475)           106,065
                                                   ---------         ----------

   Increase in cash and cash equivalents            (146,534)           216,840

   Cash and cash equivalents at beginning of year    207,216          1,069,015
                                                   ---------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $  60,682         $1,285,855
                                                   ---------         ----------
                                                   ---------         ----------

    See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

KEYSTONE MORTGAGE FUND II, A California Limited Partnership

NOTE A - UNAUDITED BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund II in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1994 filed by the Company under the Securities Exchange Act of 1934.

KEYSTONE MORTGAGE FUND II,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Financial Statements, Continued


(B)  Trust Deed Notes Receivable


                                                  Monthly
                                                  payment,
                                                 including    December 31,     March 31
                                                  interest        1994           1995
                                                 ---------    ------------   ----------
First trust deed on industrial building, rate
of 10.75%, due October 1, 1995                   $ 16,592      $1,449,254    $1,420,132

First trust deed on industrial building,
interest rate, adjusted every six months at
2.65% plus 11th District monthly weighted
average cost of funds, due February 1, 1999      $ 16,797      $1,572,584    $1,562,524
                                                 ---------     ----------    ----------
                                                 ---------
                                                                3,021,838     2,982,656
Less current portion                                            1,483,373     1,455,251
Less net deferred origination fees                                  6,940         6,513
Less allowance for loss                                            64,000        64,000
                                                               ----------    ----------

   Net concurrent trust deeds notes receivable                 $1,467,525    $1,456,892
                                                               ----------    ----------
                                                               ----------    ----------


KEYSTONE MORTGAGE FUND II, A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Total revenue decreased $57,586 or 41.3% for the three months ended March 31, 1995 over the same period March 31, 1994. This decrease was due to a decrease in interest income from mortgage loans.

The portion of partnership cash flow consisting of principal repayments is being distributed to the limited partners less required reserves.

Total expenses increased $235,763 for the three months ended March 31, 1995 over the same period March 31, 1994. Servicing related expenses decreased $6,606 and G & A expenses increased $242,369 for the three months ended March 31, 1995 over the same period March 31, 1994.

During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $241,500.

Net income decreased $293,349 for the three months ended March 31, 1995 over the same period March 31, 1994. Net income per limited partnership unit decreased $7.08 for the three months ended March 31, 1995 over the same 1994 period.

Working capital decreased $165,509 for three months ended March 31, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Keystone Mortgage Fund II
                                         a California Limited Partnership


Date:  May 3, 1995                           John P. Sullivan
      -------------------------------    --------------------------------------
                                         Keystone Mortgage Company
                                         By: John P. Sullivan, President


Date:  May 3, 1995                           John P. Sullivan
      -------------------------------    --------------------------------------
                                         John P. Sullivan
                                         General Partner


Date:  May 3, 1995                          Christopher E. Turner
      -------------------------------    --------------------------------------
                                         Christopher E. Turner
                                         General Partner