Form 10-Q
period 1995-06-30
KEYSTONE MORTGAGE FUND II
filed 1995-07-24
CIK 812084

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  COMMISSION FILE NUMBER
  JUNE 30, 1995            0-15537

                            ------------------------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

            (Exact name of registrant as specified in its charter.)

       CALIFORNIA               95-4061580
(State of Incorporation)     (I.R.S. Employer
                           Identification No.)

    11340 W. OLYMPIC
       BOULEVARD
       SUITE 300
LOS ANGELES, CALIFORNIA         90064-1661
 (Address of principal          (Zip Code)
   executive offices)

       Registrant's telephone number, including area code: (310) 479-4121

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                     INDEX

                                            PAGE
                                          ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
  (a) Condensed Balance Sheets, December
      31, 1994 and June 30, 1995........      3
  (b) Condensed Statements of Income,
  three and six months ended,
     June 30, 1995 and 1994.............      4
  (c) Condensed Statements of Partners'
      Capital (Deficit) for the year
      ended December 31, 1994 and for
      the six months ended June 30,
      1995..............................      5
  (d) Condensed Statements of Cash
  Flows, six months ended
     June 30, 1995 and 1994.............      6
  (e) Notes to condensed financial
   statements...........................    7 & 8
Item 2.  Management's discussion and
analysis of financial condition and
        results of operations...........      9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form
 8-K....................................     10

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                     ASSETS

                                           DECEMBER
                                              31        JUNE 30
                                             1994        1995
                                          ----------  -----------

CURRENT ASSETS
  Cash and cash equivalents.............  $  207,216  $    10,755
  Short-term investments................   1,003,965    2,667,283
  Interest receivable on trust deed
   notes receivable.....................      21,408        9,340
  Current portion of trust deed notes
   receivable (note B)..................   1,483,373       35,760
                                          ----------  -----------
    TOTAL CURRENT ASSETS................   2,715,962    2,723,138
Trust deed notes receivable, net (note
 B).....................................   1,467,525    1,447,789
                                          ----------  -----------
                                          $4,183,487  $ 4,170,927
                                          ----------  -----------
                                          ----------  -----------

                LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Due General Partners..................              $   244,000
  Accounts Payable......................  $    1,852          648
                                          ----------  -----------
    TOTAL CURRENT LIABILITIES...........       1,852      244,648
PARTNERS' CAPITAL
  General Partners......................    (207,816)    (208,963)
  Limited Partners -- 41,454 units
   outstanding 1994 and 1995,
   respectively.........................   4,389,451    4,135,242
                                          ----------  -----------
    NET PARTNERS' CAPITAL...............   4,181,635    3,926,279
                                          ----------  -----------
                                          $4,183,487  $ 4,170,927
                                          ----------  -----------
                                          ----------  -----------

                See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                            THREE MONTHS
                                                ENDED         SIX MONTHS ENDED
                                               JUNE 30             JUNE 30
                                          -----------------  -------------------
                                           1995      1994      1995       1994
                                          -------  --------  ---------  --------
Revenue:
  Interest on mortgage loans............  $59,490  $108,837  $ 125,556  $238,786
  Interest on short-term investments....   19,151     7,242     34,662    16,456
                                          -------  --------  ---------  --------
                                           78,641   116,079    160,218   255,242
Expenses:
  Servicing related expenses............   13,415    11,798     27,231    32,220
  General and administrative expenses...    3,823       758    247,726     2,292
                                          -------  --------  ---------  --------
                                           17,238    12,556    274,957    34,512
                                          -------  --------  ---------  --------
    NET INCOME..........................  $61,403  $103,523  $(114,739) $220,730
                                          -------  --------  ---------  --------
                                          -------  --------  ---------  --------
Weighted average number of limited
 partnership units outstanding..........   41,454    41,454     41,454    41,454
                                          -------  --------  ---------  --------
                                          -------  --------  ---------  --------
Net income (loss) per limited
 partnership unit.......................  $  1.48  $   2.50  $   (2.77) $   5.33
                                          -------  --------  ---------  --------
                                          -------  --------  ---------  --------

                       See notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                           GENERAL    LIMITED
                                          PARTNERS    PARTNERS     TOTAL
                                          ---------  ----------  ----------
Balance at December 31, 1994............  $(207,816) $4,389,451  $4,181,635
Net income (loss) six months ended June
 30, 1995...............................     (1,147)   (113,592)   (114,739)
Distributions...........................               (140,617)   (140,617)
                                          ---------  ----------  ----------
Balance at June 30, 1995 (unaudited)....  $(208,963) $4,135,242  $3,926,279
                                          ---------  ----------  ----------
                                          ---------  ----------  ----------

                       See notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE
                                                    30
                                          -----------------------
                                             1995         1994
                                          -----------  ----------
OPERATING ACTIVITIES:
  Net income (loss).....................  $  (114,739) $  220,730
  Changes in operating assets and
   liabilities:
    Amortization of net origination
     fees...............................         (854)     (1,200)
    Decrease in interest receivable.....       12,068      13,958
    Decrease in accounts payable........       (1,204)     (1,628)
    Increase in due general partners....      244,000
    Decrease in other assets............                      648
                                          -----------  ----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES.......................      139,271     232,508
INVESTING ACTIVITIES:
  Decrease in notes receivable..........    1,468,203   1,950,710
  Increase in short term investments....   (1,663,318)
FINANCING ACTIVITIES:
  Distribution and withdrawals..........     (140,617)   (731,501)
                                          -----------  ----------
  Increase (decrease) in cash and cash
   equivalents..........................     (196,461)  1,451,717
  Cash and cash equivalents at beginning
   year.................................      207,216   1,069,015
                                          -----------  ----------
      CASH AND CASH EQUIVALENTS AT END
       OF PERIOD........................  $    10,755  $2,520,732
                                          -----------  ----------
                                          -----------  ----------

                       See notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- UNAUDITED BASIS OF PRESENTATION

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

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                           MONTHLY
                                          PAYMENT,    DECEMBER
                                          INCLUDING      31        JUNE 30
                                          INTEREST      1994         1995
                                          ---------   ---------  ------------
First trust deed on industrial building,
 rate of 10.75%, due October 1, 1995....   $ 16,592   $1,449,254  $
First trust deed on industrial building,
 interest rate, adjusted every six
 months at 2.65% plus 11th District
 monthly weighted average cost of funds,
 due February 1, 1999...................   $ 16,797   1,572,584     1,553,635
                                          ---------   ---------  ------------
                                          ---------
                                                      3,021,838     1,553,635
Less current portion....................              1,483,373        35,760
Less net deferred origination fees......                  6,940         6,086
Les allowance for loss..................                 64,000        64,000
                                                      ---------  ------------
  Net concurrent trust deed notes
   receivable...........................              $1,467,525  $ 1,447,789
                                                      ---------  ------------
                                                      ---------  ------------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for the six months ended June 30, 1995 decreased $95,024 or 37.2% over the same period June 30, 1994. Revenue for the three months ended June 30, 1995 decreased $37,438 or 32.2% for the same period ending June 30, 1994.

    This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.

    Servicing expenses decreased 15.5% and general and administrative expenses increased $245,434 for the six months ended June 30, 1995 over the same period ended June 30, 1994. Servicing expenses increased 13.7% and general and administrative expenses increased $3,065 for the three months ended June 30, 1995 over the same period 1994.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $244,000 at June 30, 1995.

    Net income decreased $335,469 for the six months ended June 30, 1995 over the same period June 30, 1994. Net income decreased $42,120 or 40.6% for the three months ended June 30, 1995 over the same period June 30, 1994.

    Working capital decreased $235,620 for six months ended June 30, 1995 because of distributions to limited partners during the period. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEYSTONE MORTGAGE FUND II
                                          a California Limited Partnership

Date:                   , 1995                 /s/  JOHN P. SULLIVAN
                                               --------------------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President

Date:                   , 1995                 /s/  JOHN P. SULLIVAN
                                               --------------------------------------------
                                               John P. Sullivan
                                               General Partner

Date:                   , 1995                 /s/  CHRISTOPHER E. TURNER
                                               --------------------------------------------
                                               Christopher E. Turner
                                               General Partner