Form 10-Q
period 1995-09-30
KEYSTONE MORTGAGE FUND II
filed 1995-11-14
CIK 812084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                           --------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR QUARTER ENDED               COMMISSION FILE NUMBER
                SEPTEMBER 30, 1995                       0-15537


                     ---------------------------------------


                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter.)



               CALIFORNIA                              95-4061580
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       11340 W. OLYMPIC BOULEVARD
                SUITE 300
         LOS ANGELES, CALIFORNIA                       90064-1661
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code:  (310) 479-4121


                           --------------------------


Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            KEYSTONE MORTGAGE FUND II
                        A CALIFORNIA LIMITED PARTENERSHIP

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

   (a)  Condensed Balance Sheets, December 31, 1994 and
        September 30, 1995.  . . . . . . . . . . . . . . . . . . . . . .    3

   (b)  Condensed Statements of Income, three and nine months ended,
        September 30, 1995 and 1994.   . . . . . . . . . . . . . . . . .    4

   (c)  Condensed Statements of Partners' Capital (Deficit) for the
        year ended December 31, 1994 and the nine months ended
        September 30, 1995.  . . . . . . . . . . . . . . . . . . . . . .    5

   (d)  Condensed Statements of Cash Flows, nine months ended
        September 30, 1995 and 1994.   . . . . . . . . . . . . . . . . .    6

   (e)  Notes to condensed financial statements. . . . . . . . . . . . .  7 & 8

Item 2.    Management's discussion and analysis of financial
           condition and results of operations.  . . . . . . . . . . . .    9



PART II.   OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . 10 & 11

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                                          DECEMBER 31        SEPTEMBER 30
                                                                            1994                 1995
                                                                            -------------------------
                                                                            -------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $  207,216       $    4,075
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .   1,003,965        2,714,812
  Interest receivable on trust deed notes receivable . . . . . . . . . . .      21,408           10,050
  Current portion of trust deed notes receivable (note B). . . . . . . . .   1,483,373           36,220
                                                                            ----------       ----------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .   2,715,962        2,765,157
Trust deed notes receivable, net (note B). . . . . . . . . . . . . . . . .   1,467,525        1,439,465
                                                                            ---------------------------
                                                                            $4,183,487       $4,204,622
                                                                            ---------------------------
                                                                            ---------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Due general partners . . . . . . . . . . . . . . . . . . . . . . . . . .                   $  246,500
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,852              645
                                                                            ---------------------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .       1,852          247,145
PARTNERS' CAPITAL
  General Partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (207,816)        (208,651)
  Limited partners - 41,454 units outstanding 1994 and 1995,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,389,451        4,166,128
                                                                            ---------------------------

        NET PARTNERS' CAPITAL. . . . . . . . . . . . . . . . . . . . . . .   4,181,635        3,957,477
                                                                            ---------------------------
                                                                            $4,183,487       $4,204,622
                                                                            ---------------------------
                                                                            ---------------------------





                 See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Nine Months Ended       Three Months Ended
                                                                   September 30             September 30
                                                                  ---------------------------------------
                                                                    1994       1995       1994        1995
                                                                    -----      -----      -----       ----
Revenue:
   Interest on mortgage loans. . . . . . . . . . . . . . . . .   $317,705   $155,419    $78,919    $29,863
   Interest on short-term investments. . . . . . . . . . . . .     21,810     47,454      5,354     12,792
                                                                 --------    -------    -------    -------
                                                                  339,515    202,873     84,273     42,655

Expenses:
   Servicing related expenses. . . . . . . . . . . . . . . . .     43,292     33,941     11,072      6,710
   General and administrative expenses . . . . . . . . . . . .      3,033    252,473        741      4,747
                                                                 --------    -------    -------    -------
                                                                   46,325    286,414     11,813     11,457
                                                                 --------    -------    -------    -------

       NET INCOME. . . . . . . . . . . . . . . . . . . . . . .   $293,190  ($ 83,541)   $72,460    $31,198
                                                                 --------   --------    -------    -------
                                                                 --------   --------    -------    -------

Weighted average number of limited partnership
  units outstanding. . . . . . . . . . . . . . . . . . . . . .     41,469     41,459     41,469     41,454
                                                                 --------    -------    -------    -------
                                                                 --------    -------    -------    -------


Net income (loss) per limited partnership unit . . . . . . . .      $7.07   $  (2.02)   $  1.75    $   .75
                                                                 --------   ---------   -------    -------
                                                                 --------   ---------   -------    -------





                        See notes to financial statements

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                                 GENERAL     LIMITED
                                                                 PARTNERS    PARTNERS        TOTAL
                                                                 --------    --------        -----
Balance at December 31, 1994 . . . . . . . . . . . . . . . .   ($207,816)   $4,389,451    $4,181,635
Net income nine months ended September 30, 1995. . . . . . .        (835)      (82,706)      (83,541)
Distributions. . . . . . . . . . . . . . . . . . . . . . . .                  (140,617)     (140,617)
                                                               ---------    ----------    ----------
Balance as of September 30, 1995 (unaudited) . . . . . . . . . ($208,651)   $4,166,128    $3,957,477
                                                               ---------    ----------    ----------
                                                               ---------    ----------    ----------







                       See notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                 ------------------------------
                                                                    1995            1994
                                                                    ----            ----
OPERATING ACTIVITIES:
 Net Income (loss) . . . . . . . . . . . . . . . . . . . . . .   $  (83,541)     $  293,190
 Changes in operating assets and liabilities:
    Amortization of net origination fees . . . . . . . . . . .       (1,281)         (1,800)
    Decrease in interest and accounts receivable . . . . . . .       11,358          16,998
    Increase in due general partners . . . . . . . . . . . . .      246,500
    Decrease in accounts payable . . . . . . . . . . . . . . .       (1,207)         (1,714)
    Decrease in other assets . . . . . . . . . . . . . . . . .                          972
                                                                -----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . .      171,829         307,646

INVESTING ACTIVITIES:
 Decrease in notes receivable. . . . . . . . . . . . . . . . .    1,476,493       2,305,025
 Increase in short-term investments. . . . . . . . . . . . . .   (1,710,846)
FINANCING ACTIVITIES:
 Distributions and withdrawals . . . . . . . . . . . . . . . .     (140,617)       (731,501)
                                                                -----------      ----------
 Increase (decrease) in cash and cash equivalents. . . . . . .     (203,141)      1,881,170
 Cash and cash equivalents at beginning of year. . . . . . . .      207,216       1,069,015
                                                                -----------      ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $     4,075      $2,950,185
                                                                -----------      ----------
                                                                -----------      ----------


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

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                                    MONTHLY
                                                                                   PAYMENT,
                                                                                   INCLUDING       DECEMBER 31          SEPTEMBER 30
                                                                                   INTEREST           1994                  1995
                                                                                   ---------          ----                  ----
First trust deed on an industrial building, rate of 10.75%,
     due October 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .         $16.592          $1,449,254
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
     weighted average cost of funds, due February 1, 199   . . . . . . . .         $16,797           1,572,584           1,545,345
                                                                                  --------          ----------          ----------
                                                                                  --------
                                                                                                     3,021,838           1,545,345
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . .                           1,483,373              36,220
Less allowance for loss. . . . . . . . . . . . . . . . . . . . . . . . . .                               6,940               5,660
Less net deferred loan origination fees. . . . . . . . . . . . . . . . . .                              64,000              64,000
                                                                                                    ----------          ----------
     Net concurrent trust deed notes receivable. . . . . . . . . . . . . .                          $1,467,525          $1,439,465
                                                                                                    ----------          ----------
                                                                                                    ----------          ----------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue for the nine months ended September 30, 1995 decreased $136,642 or 40.2% over the same period September 30, 1994. Revenue for the three months ended September 30, 1995 decreased $41,618 or 49.4% for the same period ending September 30, 1994. This decrease was due to a decrease in interest income as a result of distribution of loan payoff to Limited Partners.

     Servicing related expenses decreased 21.5% and general and administrative expenses increased $249,440 for the nine months ended September 30, 1995 over the same period ended September 30, 1994. Servicing related expenses decreased 39.4% and general and administrative expesnes increased $4,006 for the three months ended September 30, 1995 over the same period 1994.

     Net income decreased $376,731, or 128.4% for the nine months ended September 30, 1995 over the same period September 30, 1994. Net income decreased $41,262 or 56.9% for the three months ended September 30, 1995 over the same period September 30, 1994.

     Working capital decreased $196,098 for nine months ended September 30, 1995 because of distributions during the period. The Partnership has adequate working capital and cash reserves to carry on its business.

     The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEYSTONE MORTGAGE FUND II
                                               a California Limited Partnership


          Date:                      , 1995    /s/ JOHN P. SULLIVAN
                                               --------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President



          Date:                      , 1995    /s/ JOHN P. SULLIVAN
                                               --------------------------------
                                               John P. Sullivan
                                               General Partner



          Date:                      , 1995    /s/ CHRISTOPHER E. TURNER
                                               --------------------------------
                                               Christopher E. Turner
                                               General Partner