Form 10-K405
period 1995-12-31
KEYSTONE MORTGAGE FUND II
filed 1996-04-01
CIK 812084

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K


                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



  FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
     DECEMBER 31, 1995                                     0-15537

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter.)


      CALIFORNIA                                         95-4061580
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


11340 W. OLYMPIC BOULEVARD, STE. 300
LOS ANGELES, CALIFORNIA                                     90064
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code:  (310) 479-4121

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

                                     PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The business of Keystone Mortgage Fund II, A California Limited Partnership (the "Partnership") was to make loans secured by deeds of trust on improved commercial and industrial real properties. As of December 31, 1995, the Partnership had one loan outstanding in the aggregate principal amount of $1,538,433. No loans were made during the year ended December 31, 1995.

     In 1990, the general partners informed the limited partners that all principal repayments received by the Fund will be distributed to the limited partners less required reserves. The limited partners were also informed that the Fund will no longer repurchase units or make new loans.

EMPLOYEES

     The Partnership does not have any employees. Services are performed for the Partnership by Keystone, for which it receives compensation as set forth in the Partnership Agreement.

Item 2.  PROPERTIES.

     The fund occupies space leased by Keystone Mortgage Company, and pays no rent.

Item 3.  LEGAL PROCEEDINGS.

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     None.

Item 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

     The following table sets forth in tabular form, selected financial data for the fiscal years 1995, 1994, 1993, 1992, and 1991:

                                               Years Ended December 31st
                               1995           1994           1993           1992           1991
                         ----------     ----------     ----------     ----------     ----------
Revenues                 $  284,771     $  438,682     $  556,401     $  628,686     $  800,237
Net (loss) Income          (14,177)        318,290        473,843        537,114        706,442
Trust Deed Notes          1,469,193      2,950,898      5,356,524      5,438,206      5,973,565
Receivable, Net
Total Assets              2,656,315      4,183,487      6,465,549      6,465,307      6,972,856

Net (loss) income
attributable to
limited partners
per limited
partnership unit            $(0.34)           7.60          11.31          12.83          16.99

     The following table set forth in tabular form, distributions and withdrawals for the fiscal years 1995, 1994, 1993, 1992, and 1991:


Distributions
and Withdrawals           1995           1994           1993           1992           1991
- ----------------    ----------     ----------       --------     ----------     ----------
General Partners          None           None           None     $    1,594     $    4,761

Limited Partners    $1,760,784     $2,598,372       $472,883     $1,043,556     $2,110,230


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES:

     The portion of Partnership cash flow consisting of principal repayments is being distributed to the limited partners less required reserves for operating expenses. Excess cash flow is used to purchase short term investments and those investments have maturities consistent with the timing of Partnership distributions. The Fund will no longer repurchase units. Interest income, net of Partnership expenses, is distributed to the Partners on a semi-annual basis. However, the General partners have the right to retain up to 10% of Partnership cash flow for the purpose of maintaining an adequate liquidity.

     The Partnership's liquidity is primarily subject to the schedule of maturities of Partnership loans and the extent of liquidity can therefore be projected with reasonable accuracy. During 1995, the Partnership's working capital decreased $1,740,411. Management believes the Partnership has adequate working capital and cash reserves to carry on its business.

     On a short term basis, the Partnership is able to generate adequate amounts of cash to meet the Partnership's need for cash and contingencies through its receipt of monthly principal and interest payment on mortgage loans and, furthermore, as liquidity needs arise the Partnership may change the frequency of cash distributions to Limited Partners.

FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

     As of December 31, 1995, the Partnership had one loan with outstanding principal aggregating $1,538,433 as compared to two loans totaling $3,021,838 at December 31, 1994. Loan payments were current for both years and the Partnership has not experienced problems with delinquent payments nor experienced any loss in connection with Partnership loans.

     Partnership revenues decreased during 1995. The decrease in revenue in 1995 from the prior year was 35.1% as compared to a 21.2% decrease in 1994 from the prior year and was primarily due to the decrease of interest income as a result of loan payoffs and distribution of capital to Limited Partners.

     The Partnership's investment in trust deeds, net, decreased $2,405,626, or 44.9% in 1995 from 1994 and decreased $1,424,105, or 48.3% in 1994 from
1993. Cash, cash equivalents and short-term investments decreased $34,064, or 2.8% in 1995 from 1994 and increased $142,166, or 13.3% in 1994 as compared to 1993.

     General and administrative expenses increased substantially, $254,113 in 1995 from 1994 due to the $249,000 charge for reimbursement of fund expenses discussed below and decreased 50.6% in 1994 from 1993.

     Prior to 1995, Keystone did not pass-through expenses that Keystone Mortgage Company incurred relating to the operation of the Partnership as allowed by the Partnership agreement. During 1995 Keystone made a decision to charge the Partnership for such expenses from the inception of the Partnership.

     Servicing related expenses decreased 27.3% in 1995 from 1994 and decreased 21.8% in 1994 from 1993.

     The net income per Limited Partnership unit was determined by using a weighted average of the number of units outstanding during the applicable fiscal year. The Partnership had a loss of $0.34 per limited unit in 1995 and the net income per limited partnership unit was $7.60 in 1994 or a 32.9% decrease from the 1993 amount of $11.31.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Index to the financial statements of Keystone Mortgage Fund II is included in Item 14.

               KEYSTONE MORTGAGE FUND II,
               A CALIFORNIA LIMITED PARTNERSHIP

               Financial Statements

               December 31, 1995 and 1994

               (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The General Partners
Keystone Mortgage Fund II,
     a California Limited Partnership:



We have audited the accompanying balance sheets of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


February 2, 1996

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1995 and 1994

                                  ASSETS                                                            1995                1994
                                                                                                 ---------           ---------
Current assets:
     Cash and cash equivalents                                                               $      93,997             207,216
     Short-term investments (market value of $1,085,049 in 1995 and
       $1,009,412 in 1994)                                                                       1,083,120           1,003,965
     Interest receivable on trust deed notes receivable                                             10,005              21,408
     Current portion of trust deed notes receivable (note 4)                                        36,218           1,483,373
                                                                                                 ---------           ---------
               Total current assets                                                              1,223,340           2,715,962

Trust deed notes receivable, net (note 4)                                                        1,432,975           1,467,525
                                                                                                 ---------           ---------
                                                                                             $   2,656,315           4,183,487
                                                                                                 ---------           ---------
                                                                                                 ---------           ---------

                     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable and other liabilities                                                  $         641               1,852
     Due to general partner (note 3)                                                               249,000                  --
                                                                                                 ---------           ---------
               Total current liabilities                                                           249,641               1,852

Partners' capital:
     General partners                                                                             (207,958)           (207,816)
     Limited partners - 41,459 units outstanding in 1995 and 1994,
        respectively                                                                             2,614,632           4,389,451

                                                                                                 ---------           ---------
               Net partners' capital                                                             2,406,674           4,181,635
                                                                                                 ---------           ---------
                                                                                             $   2,656,315           4,183,487
                                                                                                 ---------           ---------
                                                                                                 ---------           ---------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993


                                                                                1995                1994                1993
                                                                          ---------------     ---------------     ---------------
Revenue:
     Interest on trust deed notes receivable                            $      185,897             377,649             515,960
     Investment income                                                          98,874              61,033              40,441
                                                                          ---------------     ---------------     ---------------
                                                                               284,771             438,682             556,401
                                                                          ---------------     ---------------     ---------------
Expenses:
     Provision for losses on trust deed notes receivable
       (note 4)                                                                     --              64,000                  --
     Servicing-related expenses (note 3)                                        30,761              42,318              54,086
     General and administrative expenses (note 3)                              268,187              14,074              28,472
                                                                          ---------------     ---------------     ---------------
                                                                               298,948             120,392              82,558
                                                                          ---------------     ---------------     ---------------

               Net (loss) income                                        $      (14,177)            318,290             473,843
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

Weighted average number of limited partnership
     units outstanding                                                          41,459              41,459              41,459
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

Net (loss) income attributable to limited partners
     per limited partnership unit                                       $        (0.34)               7.60               11.31
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Capital

                  Years ended December 31, 1995, 1994 and 1993

                                                                            GENERAL             LIMITED
                                                                            PARTNERS            PARTNERS               TOTAL
                                                                          ---------------     ---------------     ---------------

Balance at December 31, 1992                                            $     (215,737)          6,676,494           6,460,757

Net income for 1993                                                              4,738             469,105             473,843

Net distributions - $11.41 per limited partnership
   unit                                                                             --            (472,883)           (472,883)
                                                                          ---------------     ---------------     ---------------

Balance at December 31, 1993                                                  (210,999)          6,672,716           6,461,717

Net income for 1994                                                              3,183             315,107             318,290

Net distributions - $62.67 per limited partnership
   unit                                                                             --          (2,598,372)         (2,598,372)
                                                                          ---------------     ---------------     ---------------

Balance at December 31, 1994                                                  (207,816)          4,389,451           4,181,635

Net loss for 1995                                                                 (142)            (14,035)            (14,177)

Net distributions - $42.47 per limited partnership
   unit                                                                             --          (1,760,784)         (1,760,784)
                                                                          ---------------     ---------------     ---------------

Balance at December 31, 1995                                            $     (207,958)          2,614,632           2,406,674
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                                1995                1994                1993
                                                                          ---------------     ---------------     ---------------
Cash flows from operating activities:
     Net (loss) income                                                  $      (14,177)            318,290             473,843
     Amortization of net origination fees                                       (1,700)             (2,310)             (9,320)
     Changes in operating assets and liabilities:
          Interest receivable on trust deeds                                    11,435              17,308              (8,406)
          Accounts payable and other liabilities                                (1,211)             (1,980)               (718)
          Due to general partner                                               249,000                  --                  --
          Other assets                                                              --               1,294               2,761
                                                                          ---------------     ---------------     ---------------
                Net cash provided by operating
                   activities                                                  243,347             332,602             458,160
                                                                          ---------------     ---------------     ---------------
Cash flows from investing activities:
     Collection of trust deed notes receivable                               1,483,373           2,407,936              91,002
     Purchase of short-term investments                                     (4,700,155)         (3,400,965)                 --
     Proceeds from maturities of short-term investments                      4,621,000           2,397,000             394,933
                                                                          ---------------     ---------------     ---------------
               Net cash provided by investing
                 activities                                                  1,404,218           1,403,971             485,935
                                                                          ---------------     ---------------     ---------------
Cash flows used in financing activities -
     distributons to partners                                               (1,760,784)         (2,598,372)           (472,883)
                                                                          ---------------     ---------------     ---------------
               (Decrease) increase in cash and cash
                 equivalents                                                  (113,219)           (861,799)            471,212


Cash and cash equivalents at beginning of year                                 207,216           1,069,015             597,803
                                                                          ---------------     ---------------     ---------------
Cash and cash equivalents at end of year                                    $   93,997             207,216           1,069,015
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1995 and 1994

(1)  ORGANIZATION AND PARTNERSHIP AGREEMENT

     Keystone Mortgage Fund II, a California Limited Partnership (Fund II), was formed on May 7, 1986 for the purpose of investing in short to intermediate-term loans secured by deeds of trust on commercial and industrial real property.

     Profits and losses are generally allocated 1% to the general partners and 99% to the limited partners. To the extent property is obtained as satisfaction of loan obligation, any net gain resulting from the sale of such property, determined using cost before any previous write-downs, would be allocated 24% to the general partners and 76% to the limited partners.

     Distributions are allocated in the same manner as profits and losses except that any distribution of principal repayments of trust deed notes receivable are made 100% to the limited partners. Effective January 1, 1992, the partnership agreement was amended to allow for distributions to the partners on a semiannual basis rather than on a quarterly basis.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Fund II considers all highly liquid investments with a maturity of three months or less when purchased to be equivalent to cash.

     SHORT-TERM INVESTMENTS

     Fund II invests in various bank notes and U.S. government securities with original maturities between three months and six months. Fund II accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). In accordance with SFAS 115, Fund II classifies its investment in debt securities as held to maturity securities and such short-term investments are stated at cost as the Fund intends to hold these securities to maturity. At December 31, 1995 and 1994, short-term investments consisted of U.S. government agency notes with remaining maturities of less than five months. At December 31, 1995 and 1994, these securities had an unrealized gain of $1,929 and $5,447, respectively, and there were no unrealized losses.

     USES OF ESTIMATES

     Management of Fund II has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Notes to Financial Statements, Continued

     TRUST DEED NOTES RECEIVABLE

     Trust deed notes receivable are accounted for under the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under
     SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

     ALLOWANCE FOR LOSSES ON TRUST DEED NOTES RECEIVABLE

     An analysis of the collectibility of each trust deed note receivable is performed by management on a regular basis. Management considers such factors as current economic conditions and interest rates, the borrower's ability to repay and repayment performance, probability of foreclosure and estimated collateral values in determining any allowance need. Management has provided a valuation allowance of $64,000 as of December 31, 1995 and 1994.

     ORIGINATION FEES

     Fees from the origination of trust deed notes receivable and certain direct origination costs are recognized over the contractual life of such trust deed notes receivable using methods which generally produce a level yield on the unpaid loan balance.

     INTEREST INCOME ON TRUST DEED NOTES RECEIVABLE

     Interest income on trust deed notes receivable is accrued as it is earned. Interest receivable which is deemed uncollectible is excluded from interest income. Trust deed notes receivable are placed on nonaccrual status after being delinquent 90 days. At December 31, 1995 and 1994, there were no trust deed notes receivable on nonaccrual status.

     INCOME TAXES

     No Provision has been made for income taxes in the accompanying financial statements, inasmuch as the liability for taxes arising from the transactions of Fund II are the responsibility of the partners.
     INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT
     Net income and distributions per limited partnership unit are based on the net income and distributions attributable to the limited partners and the weighted average number of limited partnership units outstanding during each period.

     RECLASSIFICATIONS

     Certain 1994 and 1993 balances have been reclassified to be consistent with 1995 presentation.

(3)  RELATED PARTY TRANSACTIONS

     The general partners of Fund II are Keystone Mortgage Company (managing general partner), John P. Sullivan and Christopher E. Turner.
     Messrs. Sullivan and Turner are officers/directors of Keystone Mortgage Company. As compensation for servicing trust deed notes receivable, Fund II pays an annual fee equal to 1/2 of 1% of the average outstanding trust deed notes receivable principal balances, computed as of the end of each month, to Keystone Mortgage Company. Servicing-related expenses include approximately $10,000 in 1995, $20,000 in 1994 and $27,000 in 1993
     of servicing fees paid to Keystone Mortgage Company.

     Prior to 1995, Keystone Mortgage Company did not pass-through to Fund II expenses that Keystone Mortgage Company incurred related to operation of Fund II as allowed by Fund II's partnership agreement. During 1995, Keystone Mortgage Company made a decision to charge Fund II for reimbursement of such expenses incurred by Keystone Mortgage Company from inception of Fund II and, accordingly, requested payment from Fund II. The expense reimbursement totals $249,000 and is included in general and administrative expenses for the year ended December 31, 1995 in the accompanying statement of operations and in due to general partner in the accompanying balance sheet as of December 31, 1995.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Notes to Financial Statements, Continued

(4)  TRUST DEED NOTES RECEIVABLE

     Trust deed notes receivable consist of the following at December 31:

                                                                               MONTHLY
                                                                              PAYMENT,
                                                                              INCLUDING
                                                                              INTEREST              1995                1994
                                                                          ---------------     ---------------     ---------------
First trust deed on industrial building located in Paramount,
     California, interest rate of 10.75%, repaid during 1995

                                                                        $       16,592                  --           1,449,254
First trust deed on industrial building located in Van Nuys,
     California, interest rate, adjusted every six months at
     2.65% plus 11th District monthly weighted average cost
     of funds, due February 1, 1999                                             16,797           1,538,433           1,572,584
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------
                                                                                                 1,538,433           3,021,838
Less current portion                                                                                36,218           1,483,373
Less net deferred origination fees                                                                   5,240               6,940
Less allowance for loss                                                                             64,000              64,000
                                                                                              ---------------     ---------------

          Net noncurrent trust deeds notes receivable                                       $    1,432,975           1,467,525
                                                                                              ---------------     ---------------
                                                                                              ---------------     ---------------

     Minimum future payments of principal at December 31, 1994 are as follows:
                                    1996                                $       36,218
                                    1997                                        39,732
                                    1998                                        44,639
                                    1999 and thereafter                      1,417,844
                                                                          ---------------
                                                                        $    1,538,433
                                                                          ---------------
                                                                          ---------------

(5)  RECONCILIATION OF NET INCOME BETWEEN FINANCIAL
     STATEMENTS AND PARTNERSHIP TAX RETURN (UNAUDITED)

     The difference between the net income for financial reporting purposes and the net income for Federal income tax purposes per the partnership tax return is summarized as follows:

                                                                                1995                1994                1993
                                                                          ---------------     ---------------     ---------------
Net (loss) income for financial reporting purposes                      $      (14,177)            318,290             473,843
Interest revenue on mortgage loans previously recognized
     for tax purposes                                                           (1,700)             (2,310)             (9,320)
Provisions for losses on trust deed notes receivable                                --              64,000                  --
Other, net                                                                         (23)                518               1,228
                                                                          ---------------     ---------------     ---------------
     Net (loss) income for Federal income tax
       purposes                                                         $      (15,900)            380,498             465,751
                                                                          ---------------     ---------------     ---------------
                                                                          ---------------     ---------------     ---------------

Item 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OFFICERS.

     The affairs of the Partnership are managed by the Managing General Partner, Keystone Mortgage Company, and the Individual General Partners, John P. Sullivan and Christopher E. Turner.

KEYSTONE MORTGAGE COMPANY

     Keystone Mortgage Company, A California Corporation ("Keystone"), has been engaged in the mortgage banking business since 1957. Keystone is a member of the Mortgage Bankers Association of America, the California Mortgage Bankers Association and the Southern California Mortgage Bankers Association. Keystone originates and services real estate loans on behalf of more than ten national life insurance companies, a savings bank, a commercial bank and various trust funds. In addition, Keystone and certain officers have been, and continue to be joint venture partners in the development of real estate with several of the life insurance companies for which Keystone acts as a mortgage loan correspondent. Keystone currently services a portfolio of loans in principal amount in excess of $350,000,000 and has originated loans in original principal amount in excess of $1,000,000,000 since its inception in 1957. Other activities of Keystone include property management and the sale and leasing real estate. Keystone is a licensed real estate broker in the State of California. Keystone Mortgage Company is also the Managing General Partner of Keystone Mortgage Fund, a California limited partnership.

DIRECTORS AND OFFICERS

     The directors and executive officers of Keystone Mortgage Company are:

                                                                        DATE OF
NAME                    AGE   TITLE                                     APPT.
- ----                    ---   -----                                     -------
John P. Sullivan         70   President and Chairman of the Board        1957
Christopher E. Turner    62   Executive Vice President and Director      1972
Ron N. Buchanan          49   Vice President                             1978



Sandra B. Coopersmith    57   Vice President                             1975
Melinda F. Love          41   Vice President                             1984
Norma Foster             56   Vice President                             1986
John G. Sullivan         34   Vice President                             1992
Mark G. Sullivan         39   Secretary                                  1984
Susan Kao                34   Chief Financial Officer                    1990


     JOHN P. SULLIVAN has been in mortgage banking in California since 1953, and since 1957, he has served as president of Keystone. He was a founding member of American Real Estate Association, and has been a director of the Southern California Mortgage Bankers Association, a member of the International Council of Shopping Centers, and a member of the Executive Committee of the Southern California Economic and Job Development Council of the Los Angeles Chamber of Commerce. He has served as a director of a savings and loan association, a lecturer at Stanford University and the School of Mortgage Banking at Michigan State, and a lecturer on the subject of shopping center financing at the University of California at Los Angeles.

     CHRISTOPHER E. TURNER has been active in mortgage banking in California since 1963, and since 1972, he has served as executive vice president of Keystone. Prior to joining Keystone, Mr. Turner was employed at the University of California at Los Angeles in the real estate research program where he worked for three years as a graduate research economist after receiving his MBA degree. He lectured on the subject of real estate appraising and investments at the University of Southern California from 1967 to 1974 and lectured on the subject of industrial real estate at the University of California at Los Angeles in 1974 and 1975 in the real estate extension program. Mr. Turner has also lectured at the Schools of Mortgage Banking at Stanford University and Houston University. He is a member of the American Industrial Real Estate Association and the Urban Land Institute, the National Mortgage Bankers Association and the American Society of Real Estate Counselors. He has also served on the research committee of the National Mortgage Bankers Association and on the Board of Governors of the American Industrial Real Estate Association.

     RON N. BUCHANAN joined Keystone in 1972 and currently serves as vice president. Prior to his association with Keystone, he was employed by Security Pacific National Bank in the construction loan department. He is an active member in the American Industrial Real Estate Association and has served on its Board of Directors. Mr. Buchanan has been a lecturer in real estate finance in the University of California at Los Angeles extension program since 1976.

     SANDRA B. COOPERSMITH has been with Keystone since 1967. Her present responsibilities include management of the loan closing and loan servicing departments. For a year prior to her employment at Keystone, she was the corporate treasurer of a Los

Angeles-based mortgage banking company. She has also been a manager of the real estate division of a Los Angeles-based financial institution, overseeing field inspectors, loan officers, credit checkers and loan processors. She is a past president and life member of the Los Angeles Escrow Association.

     MELINDA F. LOVE has been with Keystone since 1978 and was appointed vice president in 1984. Prior to joining Keystone, she was a mortgage analyst in the real estate department of Farmers New World Life Insurance Company. She is an active member in the American Industrial Real Estate Association, of which she has served as affiliate representative on the Board of Directors; she is also a member of the Southern California Mortgage Bankers Association of which she was the 1988 co-chairman of the Income Property Roundtable Committee, the 1989 assistant treasurer, 1990 treasurer and serves as a Director for 1991.

     NORMA FOSTER joined Keystone in 1980 and was appointed vice president in late 1986. Ms. Foster currently serves as Business Manager for Keystone and in addition to her administrative and management responsibilities handles limited partnership accounting. Since 1962, Ms. Foster has been involved in international banking, accounting and corporate administration. Ms. Foster holds an MBA in management from University of California at Los Angeles.

     JOHN G. SULLIVAN has been with Keystone since 1984 and was appointed assistant vice president in 1987. He is an active member of the International Council of Shopping Centers, American Industrial Real Estate Association, and the Ventura county Economic Development Association. He holds a bachelors degree in business economics from the University of California at Santa Barbara. John G. Sullivan is not related to either John P. Sullivan, an Individual General Partner, or Mark G. Sullivan.

     MARK G. SULLIVAN has been the secretary of Keystone since early 1984. Mr. Sullivan has experience in the analysis and development of commercial real estate projects. He holds a bachelor degree in science and geology from the University of California at Santa Barbara. He is the son of John P. Sullivan.

     SUSAN KAO joined Keystone in 1990 as the chief financial officer. She is a certified public accountant with a broad range of industry experience which include residential and commercial real state, leisure time organizations - restaurants and hotels and entertainment. In addition to her experiences in public accounting, she has had extensive training in the review of corporate operation and internal controls. Ms. Kao holds a bachelors of science in accounting from Loyola Marymount University.

     No director of executive officer of Keystone, within the preceding five year period, has filed a petition under Federal Bankruptcy laws, or has been convicted in a criminal proceeding or is named subject of a pending criminal proceeding.

Item 11.  EXECUTIVE COMPENSATION.

     Compensation for services rendered by the General Partners on behalf of the Partnership for the fiscal years 1993, 1994 and 1995 is as follows:

Name of Individual       Compensation Paid or Accrued                                     Cash
    or Group             for Service Rendered in            1993      1994      1995      Bonus
- -----------------------------------------------------------------------------------------------
Keystone Mortgage Co.    Loan Servicing Fees                $27,000   $20,000   $10,000   None
John P. Sullivan         Management Fees                    None      None      None      None
Christopher E. Turner                                       None      None      None      None

     In addition, the General Partners of the Partnership are entitled to receive certain cash distributions and allocations of taxable income or loss. No such distributions or allocations were made for fiscal years 1993, 1994 or 1995.

     As previously discussed, prior to 1995, Keystone did not pass expenses that Keystone Mortgage Company incurred relating to the operation of the Partnership as allowed by the Partnership agreement. During 1995 Keystone made a decision to charge the Partnership for such expenses from the inception of the Partnership. The expense reimbursement totals $249,000 and such amount was recorded as general and administrative expense during 1995.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

          No one holder of Units owns more than five percent of the total Units.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT.

          The Individual General Partners are also officers or directors of Keystone. None of the General Partners hold Units in the Partnership.

     (c)  CHANGES IN CONTROL.

          A majority in interest of the Limited Partners may at any time, by vote or written consent, remove any General Partner, with or without cause. Upon such removal, the General Partner so removed shall have no further liability as a General Partner of the Partnership and the Partnership Agreement shall be amended to state that the General Partner so removed is no longer a General Partner of the Partnership. After said removal, the interest of the General Partner in the Partnership shall automatically convert to a limited partnership interest and the General Partner shall have, with respect thereto, all rights and powers of a Limited Partner.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Partnership is strictly prohibited from making any loan or participating in any other transaction involving the General Partners, or any of them, their affiliates, or any officer or director or employee of any those entities under any circumstances.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) (1) The following financial statements of Keystone Mortgage Fund II are in Item 8:

       Report of Independent Auditors. . . . . . . . . . . . . . . . . . .    7

       Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . .    8


       Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . .    9

       Statements of Partners' Capital for the
            Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . .   10

       Statements of Cash Flows for the Years
            Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .   11

       Notes to Financial Statements . . . . . . . . . . . . . . . . . . .   12

          (a) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

          (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KEYSTONE MORTGAGE FUND II,
                                             A CALIFORNIA LIMITED PARTNERSHIP



Date:          March          , 1996         /s/ JOHN P. SULLIVAN
                                             --------------------------------
                                             Keystone Mortgage Company
                                             By: John P. Sullivan, President



Date:          March          , 1996         /s/ JOHN P. SULLIVAN
                                             --------------------------------
                                             John P. Sullivan
                                             General Partner



Date:          March          , 1996         /s/ CHRISTOPHER E. TURNER
                                             --------------------------------
                                             Christopher E. Turner
                                             General Partner