Form 10-Q
period 1996-03-31
KEYSTONE MORTGAGE FUND II
filed 1996-05-06
CIK 812084

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

                               ------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



            FOR QUARTER ENDED               COMMISSION FILE NUMBER
              MARCH 31, 1996                       0-15537

                               ------------------

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

                               ------------------

Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/   No  / /

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           KEYSTONE MORTGAGE FUND II
                       A CALIFORNIA LIMITED PARTNERSHIP

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

 (a)  Condensed Balance Sheets, December 31, 1995 and March 31, 1996. ...   3
 (b)  Condensed Statements of Income, three months ended,
        March 31, 1996 and 1995. ........................................   4
 (c)  Condensed Statements of Partners' Capital (Deficit) for the year ended December 31, 1995 and the three months ended
        March 31, 1996. .................................................   5
 (d)  Condensed Statements of Cash Flows, three months ended
        March 31, 1996 and 1995. ........................................   6
 (e)  Notes to condensed financial statements. .......................... 7 & 8

Item 2.  Management's discussion and analysis of financial condition
          and results of operations......................................   9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K ................................. 10

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   (Unaudited)
                                                                    *December 31    March 31
                                                                        1995          1996
                                                                     -------------------------
Current assets:
  Cash and cash equivalents ........................................   $   93,997    $    5,936
  Short-term investments (market value of $1,085,049 in 1995
    and $1,226,292 in 1996).........................................    1,083,120     1,211,867
  Interest receivable on trust deed notes receivable ...............       10,005         9,753
  Current portion of trust deed notes receivable (note B) ..........       36,218        36,220
                                                                      -------------------------
    Total current assets ...........................................    1,223,340     1,263,776

Trust deed notes receivable, net (note B)...........................    1,432,975     1,426,007
                                                                      -------------------------
                                                                       $2,656,315    $2,689,783
                                                                      -------------------------
                                                                      -------------------------
                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and other liabilities............................   $      641    $      638
  Due general partners..............................................      249,000       251,500
                                                                      -------------------------
        Total Current Liabilities...................................      249,641       252,138

Partners' capital:
  General Partners..................................................     (207,958)     (207,648)
  Limited Partners - 41,459 units outstanding in 1996 and 1995
     respectively ..................................................    2,614,632     2,645,293
                                                                      -------------------------
        Net partners' capital.......................................    2,406,674     2,437,645
                                                                      -------------------------
                                                                       $2,656,315    $2,689,783
                                                                      -------------------------
                                                                      -------------------------

               See accompanying notes to financial statements.
        *Extracted from audited December 31, 1995 financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three Months Ended
                                                          March 31
                                                      1996       1995
                                                    --------------------
Revenue:
   Interest on mortgage loans ....................  $ 29,989   $  66,066
   Interest on short-term investments ............    19,497      15,511
                                                    --------------------
         .........................................    49,486      81,577
Expenses:
   Servicing related expenses ....................    13,223      13,816
   General and administrative expenses............    .5,292     243,903
                                                    --------------------
                                                      18,515     257,719
                                                    --------------------
         NET INCOME (Loss)........................   $30,971   $(176,142)
                                                    --------------------
                                                    --------------------
Weighted average number of limited
  partnership units outstanding...................    41,459      41,459
                                                    --------------------
                                                    --------------------
Net income (loss) per limited
  partnership unit ...............................   $   .75   $   (4.25)
                                                    --------------------
                                                    --------------------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                       General      Limited
                                                       Partners     Partners      Total
                                                      ----------   ----------   ----------

Balance at December 31, 1995 .......................  ($207,958)   $2,614,632   $2,406,674
Net income three months ended March 31, 1996                310        30,661       30,971
                                                      ------------------------------------
Balance as of March 31, 1996 (unaudited) ...........  ($207,648)   $2,645,293   $2,437,645
                                                      ------------------------------------
                                                      ------------------------------------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                               1996         1995
                                                             ---------    ----------
OPERATING ACTIVITIES:
 Net Income (loss) ........................................  $  30,971    $(176,142)
 Changes in operating assets and liabilities:
    Amortization of net origination fees ..................       (425)        (427)
    Decrease (Increase) in interest receivable ............        252         (707)
    Increase in due general partners ......................      2,500      241,500
    Decrease in accounts payable ..........................         (3)        (283)
                                                             ----------------------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES ..............................     33,295       63,941

INVESTING ACTIVITIES:
 Decrease in notes receivable..............................      7,391       39,182
 Increase in short-term investments........................   (128,747)    (249,657)
                                                             ----------------------
        NET CASH PROVIDED BY INVESTING
        ACTIVITIES:........................................   (121,356)    (210,475)
                                                             ----------------------
 Decrease in cash and cash equivalents ....................    (88,061)    (146,534)

 Cash and cash equivalents at beginning of year ...........     93,997      207,216
                                                             ----------------------
        CASH AND CASH EQUIVALENTS
        AT END OF PERIOD ..................................  $   5,936    $  60,682
                                                             ---------    ---------
                                                             ---------    ---------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - UNAUDITED BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund II in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1995 filed by the Company under the Securities Exchange Act of 1934.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                      Monthly
                                                                     Payment,
                                                                     including   December 31     March 31
                                                                      interest     1995            1996
                                                                     ---------   -----------    ----------
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
   weighted average cost of funds, due February 1, 1999 .............  $16,797    $1,538,433    $1,531,042
                                                                       -------
                                                                       -------
Less current portion ................................................                 36,218        36,220
Less net deferred loan origination fees..............................                  5,240         4,815
Less allowance for loss..............................................                 64,000        64,000
                                                                                  ------------------------
    Net concurrent trust deed notes receivable ......................             $1,432,975    $1,426,007
                                                                                  ----------    ----------
                                                                                  ----------    ----------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total revenue decreased $32,091 or 39.3% for the three months ended March 31, 1996 over the same period March 31, 1995. This decrease was due to a decrease in interest income from mortgage loans as a result of loan payoffs and distribution of capital to Limited partners, less required reserves.

   Total expenses decreased $239,204 for the three months ended March 31, 1996 over the same period March 31, 1995. Servicing related expenses decreased 4.3% and G & A expenses decreased $238,611 for the three months ended March 31, 1996 over the same period March 31, 1995.

   During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $241,500.

   Net income increased $207,713 for the three months ended March 31, 1996 over the same period March 31, 1995. Net income per limited partnership unit increased $5.00 for the three months ended March 31, 1996 over the same 1995 period.

   Working capital increased $37,939 for three months ended March 31, 1996. The Partnership has adequate working capital and cash reserves to carry on its business.

                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEYSTONE MORTGAGE FUND II
                                            a California Limited Partnership


          Date: May               , 1996    /s/ JOHN P. SULLIVAN
                                            ----------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President


          Date: May               , 1996    /s/ JOHN P. SULLIVAN
                                            ----------------------------------
                                            John P. Sullivan
                                            General Partner


          Date: May               , 1996    /s/ CHRISTOPHER E. TURNER
                                            ----------------------------------
                                            Christopher E. Turner
                                            General Partner