Form 10-Q
period 1996-06-30
KEYSTONE MORTGAGE FUND II
filed 1996-07-22
CIK 812084

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                              ________________________


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



          FOR QUARTER ENDED                       COMMISSION FILE NUMBER
            JUNE 30, 1996                                0-15537






                            _____________________________


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


               _______________________________________________




Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/   No / /



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              KEYSTONE MORTGAGE FUND II
                           A CALIFORNIA LIMITED PARTNERSHIP

                                        INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

    (a)  Condensed Balance Sheets, December 31, 1995 and
         June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    (b)  Condensed Statements of Income, three and six months ended,
           June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .  4

    (c)  Condensed Statements of Partners' Capital (Deficit) for the
         year ended December 31, 1995 and the six months ended
         June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    (d)  Condensed Statements of Cash Flows, six months ended
         June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .  6

    (e)  Notes to condensed financial statements . . . . . . . . . . . . .7 & 8

Item 2.       Management's discussion and analysis of financial
              condition and results of operations. . . . . . . . . . . . .  9

PART II. OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K . . . . . . . . . . . . . . 10

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                                        ASSETS



                                                                                     (Unaudited)
                                                                     *December 31      June 30
                                                                        1995            1996
                                                                     -------------------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . $   93,997     $   17,449
    Short-term investments (market value of $1,085,049 in 1995
       and $1,149,617 in 1996) . . . . . . . . . . . . . . . . . . .  1,083,120      1,132,612
    Interest receivable on trust deed notes receivable . . . . . . .     10,005          9,751
    Current portion of trust deed notes receivable (note B). . . . .     36,218         36,252
                                                                     ----------     ----------

         Total current assets. . . . . . . . . . . . . . . . . . . .  1,223,340      1,196,064

Trust deed notes receivable, net (note B). . . . . . . . . . . . . .  1,432,975      1,418,172
                                                                     ----------     ----------

                                                                     $2,656,315     $2,614,236
                                                                     ----------     ----------
                                                                     ----------     ----------

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Accounts payable and other liabilities . . . . . . . . . . . . . $      641     $      635
    Due general partners . . . . . . . . . . . . . . . . . . . . . .    249,000        254,000
                                                                     ----------     ----------

         Total Current Liabilities . . . . . . . . . . . . . . . . .    249,641        254,635

Partners' capital:
    General Partners . . . . . . . . . . . . . . . . . . . . . . . .   (207,958)      (207,381)
    Limited Partners - 41,459 units outstanding in 1996 and 1995
       respectively. . . . . . . . . . . . . . . . . . . . . . . . .  2,614,632      2,566,982
                                                                     ----------     ----------

         Net partners' capital . . . . . . . . . . . . . . . . . . .  2,406,674      2,359,601
                                                                     ----------     ----------

                                                                     $2,656,315     $2,614,236
                                                                     ----------     ----------
                                                                     ----------     ----------





                   See accompanying notes to financial statements.
           * Extracted from audited December 31, 1995 financial statements.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended            Six Months Ended
                                                            June 30                        June 30
                                                     1996           1995           1996           1995
                                                   ------------------------      -------------------------
Revenue:
    Interest on mortgage loans . . . . . . . . . $   29,782      $   59,490     $   59,771      $ 125,556
    Interest on short-term investments . . . . .     12,635          19,151         32,132         34,662
                                                 ----------      ----------     ----------      ----------
                                                     42,417          78,641         91,903        160,218

Expenses:
    Servicing related expenses . . . . . . . . .     10,773          13,415         23,996         27,231
    General and administrative expenses. . . . .      4,906           3,823         10,198        247,726
                                                 ----------      ----------     ----------      ----------
                                                     15,679          17,238         34,194        274,957

            NET INCOME (LOSS). . . . . . . . . . $   26,738      $   61,403     $   57,709      $(114,739)
                                                 ----------      ----------     ----------      ----------
                                                 ----------      ----------     ----------      ----------
Weighted average number of
   limited partnership units outstanding . . . .     41,454          41,454         41,454         41,454
                                                 ----------      ----------     ----------      ----------
                                                 ----------      ----------     ----------      ----------
Net income (loss) per limited
   partnership unit. . . . . . . . . . . . . . . $      .65      $     1.48     $    1.39       $   (2.77)
                                                 ----------      ----------     ----------      ----------
                                                 ----------      ----------     ----------      ----------










                          See notes to financial statements

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                             General       Limited
                                             Partners      Partners      Total
                                             --------      --------      -----

Balance at December 31, 1995 . . . . . . .   ($207,958)  $2,614,632  $2,406,674
Net income six months ended June 30, 1996.         577       57,132      57,709
Distributions. . . . . . . . . . . . . . .                 (104,782)  (104,782)
                                             ----------  ----------- ----------


Balance as of June 30, 1996 (unaudited). .  $($207,381)  $2,566,982  $2,359,601
                                            -----------  ----------  ----------
                                            -----------  ----------  ----------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                                      Six Months Ended June 30
                                                      ------------------------
                                                           1996       1995
                                                           ----       ----
OPERATING ACTIVITIES:
  Net Income (loss). . . . . . . . . . . . . . . . .    $ 57,709    $(114,739)
  Changes in operating assets and liabilities:
    Amortization of net origination fees . . . . . .        (850)        (854)
    Decrease in interest receivable. . . . . . . . .         254       12,068
    Decrease in accounts payable . . . . . . . . . .          (6)      (1,204)
    Increase in due general partners . . . . . . . .       5,000      244,000
                                                      ----------   ----------
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES. . . . . . . . . . . . .      62,107      139,271

INVESTING ACTIVITIES:
  Decrease in notes receivable . . . . . . . . . . .      15,619    1,468,203
  Increase in short-term investments . . . . . . . .     (49,492)  (1,663,318)

FINANCING ACTIVITIES:
  Distribution and withdrawals . . . . . . . . . . .    (104,782)    (140,617)
                                                      ----------   ----------

  Decrease in cash and cash equivalents. . . . . . .     (76,548)    (196,461)
  Cash and cash equivalents at beginning year. . . .      93,997      207,216
                                                      ----------   ----------

       CASH AND CASH EQUIVALENTS
       AT END OF PERIOD. . . . . . . . . . . . . . .      17,449   $   10,755
                                                      ----------   ----------
                                                      ----------   ----------






















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

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(B) TRUST DEED NOTES RECEIVABLE
                                                                   Monthly
                                                                 Payment,
                                                                  including  December 31     June 30
                                                                 interest        1995         1996
                                                                  --------       ----         ----
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
  weighted average cost of funds, due February 1, 1999   . . . .   $12,529   $1,538,433   $1,522,814
                                                                   --------
                                                                   --------

Less current portion . . . . . . . . . . . . . . . . . . . . . . .               36,218       36,252
Less net deferred loan origination fees. . . . . . . . . . . . .                  5,240        4,390
Less allowance for loss. . . . . . . . . . . . . . . . . . . . .                 64,000       64,000
                                                                               ---------    ---------


  Net concurrent trust deed notes receivable . . . . . . . . . . .           $1,432,975   $1,418,172
                                                                              ----------   ----------
                                                                              ----------   ----------


                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for the six months ended June 30, 1996 decreased $68,315 or 42.6% over the same period June 30, 1995. Revenue for the three months ended June 30, 1996 decreased $36,224 or 46.1% for the same period ending June 30, 1995.

    This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.

    Servicing expenses decreased 11.9% and general and administrative expenses decreased $237,528 for the six months ended June 30, 1996 over the same period ended June 30, 1995. Servicing expenses decreased 19.7% and general and administrative expenses increased $1,083 for the three months ended June 30, 1996 over the same period 1995.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $241,500 at June 30, 1995.

    Net income increased $172,448 for the six months ended June 30, 1996 over the same period June 30, 1995. Net income decreased $34,665 or 56.4% for the three months ended June 30, 1996 over the same period June 30, 1995.

    Working capital decreased $32,270 for six months ended June 30, 1996 because of distributions to limited partners during the period. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEYSTONE MORTGAGE FUND II
                                            a California Limited Partnership


Date:  July 22, 1996                        /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President



Date:  July 22, 1996                        /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            John P. Sullivan
                                            General Partner



Date:  July 22, 1996                        /s/ CHRISTOPHER E. TURNER
                                            -----------------------------------
                                            Christopher E. Turner
                                            General Partner