Form 10-Q
period 1996-09-30
KEYSTONE MORTGAGE FUND II
filed 1996-11-12
CIK 812084

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                 --------------------


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR QUARTER ENDED                   COMMISSION FILE NUMBER
             SEPTEMBER 30, 1996                         0-15537

                              --------------------------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter.)



             CALIFORNIA                            95-4061580
    (State of Incorporation)             (I.R.S. Employer Identification No.)

     11340 W. OLYMPIC BOULEVARD
             SUITE 300
       LOS ANGELES, CALIFORNIA                    90064-1661
(Address of principal executive offices)          (Zip Code)


         Registrant's telephone number, including area code:  (310) 479-4121

                              --------------------------


Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

                              KEYSTONE MORTGAGE FUND II
                           A CALIFORNIA LIMITED PARTNERSHIP

                                        INDEX



                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements.
    (a)  Condensed Balance Sheets, December 31, 1995 and September 30, 1996 . . . . . . . . . . . .    3
    (b)  Condensed Statements of Income, three and nine months ended,
           September 30, 1996 and 1995.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
    (c)  Condensed Statements of Partners' Capital (Deficit) for the year ended
           December 31, 1995 and the nine months ended September 30, 1996.. . . . . . . . . . . . .    5
    (d)  Condensed Statements of Cash Flows, nine months ended
           September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
    (e)  Notes to condensed financial statements. . . . . . . . . . . . . . . . . . . . . . . . . .  7 & 8
Item 2.  Management's discussion and analysis of financial condition and
         results of operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

PART II. OTHER INFORMATION
Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10 & 11


                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                                        ASSETS



                                                                                   (Unaudited)
                                                                  *December 31   September 30
                                                                        1995           1996
                                                                  ----------------------------
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . .      $     93,997   $     23,118
Short-term investments (market value of $1,085,049 in 1995
   and $1,174,680 in 1996). . . . . . . . . . . . . . . . .         1,083,120      1,157,238
Interest receivable on trust deed notes receivable. . . . .            10,005          9,380
Current portion of trust deed notes receivable (note B) . .            36,218         36,428
                                                                  -------------- -------------
Total current assets. . . . . . . . . . . . . . . . . . . .         1,223,340      1,226,164

Trust deed notes receivable, net (note B) . . . . . . . . .         1,432,975      1,410,350
                                                                  -------------- -------------
                                                                   $2,656,315     $2,636,514
                                                                  -------------- -------------
                                                                  -------------- -------------


                          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Accounts payable and other liabilities . . . . . . . .         $      641     $      632
    Due general partners . . . . . . . . . . . . . . . . .            249,000        256,500
                                                                  -------------- -------------


                Total Current Liabilities. . . . . . . . .            249,641        257,132

Partners' capital:
    General Partners . . . . . . . . . . . . . . . . . . .           (207,958)      (207,183)
    Limited Partners - 41,459 units outstanding in 1996 and 1995
    respectively . . . . . . . . . . . . . . . . . . . . .          2,614,632      2,586,565
                                                                  -------------- -------------

                Net partners' capital. . . . . . . . . . .          2,406,674      2,379,382
                                                                  -------------- -------------

                                                                   $2,656,315     $2,636,514
                                                                  -------------- -------------
                                                                  -------------- -------------









                   See accompanying notes to financial statements.
           * Extracted from audited December 31, 1995 financial statements.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                                    Nine Months Ended          Three Months Ended
                                                                      September 30                 September 30
                                                                   1996           1995           1996          1995
                                                                   ----           ----           ----          ----
Revenue:
    Interest on mortgage loans . . . . . . . . . . . . . . . . . $ 89,341      $155,419      $ 29,570      $ 29,863
    Interest on short-term investments . . . . . . . . . . . . .   33,027        47,454           895        12,792
                                                                  --------      --------       --------     ---------
                                                                  122,368       202,873        30,465        42,655

Expenses:
    Servicing related expenses . . . . . . . . . . . . . . . . .   29,791        33,941         5,795         6,710
    General and administrative expenses. . . . . . . . . . . . .   15,087       252,473         4,889         4,747
                                                                  --------      --------       --------     ---------
                                                                   44,878       286,414        10,684        11,457
                                                                  --------      --------       --------     ---------

    NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . $ 77,490      $(83,541)      $ 19,781      $ 31,198
                                                                  --------      --------       --------     ---------
                                                                  --------      --------       --------     ---------

Weighted average number of
   limited partnership units outstanding . . . . . . . . . . . .   41,459        41,459        41,459        41,459
                                                                  --------      --------       --------     ---------
                                                                  --------      --------       --------     ---------

Net income (loss) per limited partnership unit . . . . . . . . . $   1.87     $   (2.02)     $    .48      $    .75
                                                                  --------      --------       --------     ---------
                                                                  --------      --------       --------     ---------





                          See notes to financial statements

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                           General       Limited
                                                          Partners      Partners          Total
                                                          --------      --------          -----
Balance at December 31, 1995. . . . . . . . . . .      $(207,958)    $2,614,632     $2,406,674
Net income six months ended September 30, 1996. .            775         76,715         77,490
Distributions . . . . . . . . . . . . . . . . . .                      (104,782)      (104,782)
                                                        -----------   ------------   -----------


Balance as of September 30, 1996 (unaudited). . .      $(207,183)    $2,586,565     $2,379,382
                                                        -----------   ------------   -----------
                                                        -----------   ------------   -----------


                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended September 30
                                                          ------------------------------
                                                               1996            1995
                                                               ----            ----
OPERATING ACTIVITIES:
   Net Income (loss) . . . . . . . . . . . . . . . . . . . $  77,490       $(83,541)
   Changes in operating assets and liabilities:
       Amortization of net origination fees. . . . . . . .    (1,275)        (1,281)
       Decrease in interest and accounts receivable. . . .       625         11,358
       Increase in due general partners. . . . . . . . . .     7,500        246,500
       Decrease in accounts payable. . . . . . . . . . . .       (10)        (1,207)
                                                            ---------       --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES. . . .    84,330        171,829

INVESTING ACTIVITIES:

   Decrease in notes receivable. . . . . . . . . . . . . .    23,690      1,476,493
   Increase in short-term investments. . . . . . . . . . .   (74,118)    (1,710,846)


FINANCING ACTIVITIES:

   Distribution and withdrawals. . . . . . . . . . . . . .  (104,782)      (140,617)
                                                            ---------       --------
   Decrease in cash and cash equivalents . . . . . . . . .   (70,880)      (203,141)
   Cash and cash equivalents at beginning year . . . . . .    93,997        207,216
                                                            ---------       --------

          CASH AND CASH EQUIVALENTS
          AT END OF PERIOD . . . . . . . . . . . . . . . . $  23,117       $  4,075
                                                            ---------       --------
                                                            ---------       --------







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

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(B) TRUST DEED NOTES RECEIVABLE
                                                         Monthly
                                                         Payment,
                                                        including     December 31    September 30
                                                         interest        1995           1996
                                                         --------        ----           ----
First trust deed on industrial building,
    interest rate, adjusted every six
    months at 2.65% plus 11th District
    monthly weighted average cost of
    funds, due February 1, 1999. . . . . . . . .         $12,529     $1,538,433     $1,514,743
                                                          -------
                                                          -------
Less current portion . . . . . . . . . . . . . .                         36,218         36,428
Less net deferred loan origination fees. . . . .                          5,240          3,965
Less allowance for loss. . . . . . . . . . . . .                         64,000         64,000
                                                                      ----------     ----------

    Net concurrent trust deed notes receivable .                     $1,432,975     $1,410,350
                                                                      ----------     ----------
                                                                      ----------     ----------




                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for the nine months ended September 30, 1996 decreased $80,505 or 39.6% over the same period September 30, 1995. Revenue for the three months ended September 30, 1996 decreased $12,190 or 28.6% for the same period ending Sept. 30, 1995.

    This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.

    Servicing expenses decreased 12.2% and general and administrative expenses decreased $237,386 for the nine months ended September 30, 1996 over the same period ended September 30, 1995. Servicing expenses decreased 13.6% and general and administrative expenses increased 2.9% for the three months ended September 30, 1996 over the same period 1995.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $241,500 at June 30, 1995.

    Net income increased $161,031 for the nine months ended September 30, 1996 over the same period September 30, 1995. Net income decreased $ 11,417 or 36.5% for the three moths ended September 30, 1996 over the same period September 30, 1995.

    Working capital decreased $4,667 for nine months ended September 30, 1996 because of distributions to limited partners during the period. The Partnership has adequate working capital and cash reserved to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEYSTONE MORTGAGE FUND II
                                  a California Limited Partnership


Date:    November 12, 1996                  /s/ JOHN P. SULLIVAN
                                            -------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President





Date:    November 12, 1996                  /s/ JOHN P. SULLIVAN
                                            --------------------------------
                                            John P. Sullivan
                                            General Partner





Date:    November 12, 1996                  /s/ CHRISTOPHER E. TURNER
                                            --------------------------------
                                            Christopher E. Turner
                                            General Partner