Form 10-K
period 1996-12-31
KEYSTONE MORTGAGE FUND II
filed 1997-03-27
CIK 812084

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

                                 ANNUAL REPORT

                      PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



  FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
     DECEMBER 31, 1996                                         0-15537

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter.)


       CALIFORNIA                                        95-4061580
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


11340 W. OLYMPIC BOULEVARD, STE. 300
LOS ANGELES, CALIFORNIA                                     90064
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code:  (310) 479-4121

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

                                     PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    The business of Keystone Mortgage Fund II, A California Limited Partnership (the "Partnership") was to make loans secured by deeds of trust on improved commercial and industrial real properties. As of December 31, 1996, the Partnership had one loan outstanding in the principal amount of $1,505,238. No loans were made during the year ended December 31, 1996.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    None.

Item 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

    The following table sets forth in tabular form, selected financial data for the fiscal years 1996, 1995, 1994, 1993, and 1992:


                                         Years Ended December 31st
                              1996       1995       1994       1993       1992
                              ----       ----       ----       ----       ----
Revenues                    $193,721   $284,771   $438,682   $556,401   $628,686
Net (loss) Income            135,681   (14,177)    318,290    473,843    537,114
Trust Deed Notes
     Receivable, Net       1,437,698  1,469,193  2,950,898  5,356,524  5,438,206
Total Assets               2,146,832  2,656,315  4,183,487  6,465,549  6,465,307

Net (loss) income
attributable to
limited partners
per limited
partnership unit               $3.24     (0.34)       7.60      11.31      12.83


    The following table set forth in tabular form, distributions and withdrawals for the fiscal years 1996, 1995, 1994, 1993, and 1992:

Distributions             1996        1995        1994        1993      1992
-------------             ----        ----        ----        ----      ----
and Withdrawals
---------------

General Partners          None        None        None        None      $1,594

Limited Partners      $655,818  $1,760,784  $2,598,372    $472,883  $1,043,556


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES:

    The portion of Partnership cash flow consisting of principal repayments is being distributed to the limited partners less required reserves for operating expenses. Excess cash flow is used to purchase short-term investments and these investments have maturities consistent with the timing of Partnership distributions. The Fund will no longer repurchase units. Interest income, net of Partnership expenses, is distributed to the Partners on a semi-annual basis. However, the General Partners have the right to retain up to 10% of Partnership cash flow for the purpose of maintaining an adequate liquidity.

    The Partnership's liquidity is primarily subject to the schedule of maturities of Partnership loans and the extent of liquidity can therefore be projected with reasonable accuracy. During 1996, the Partnership's working capital decreased $485,128. Management believes the Partnership has adequate working capital and cash reserves to carry on its business.

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

FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

    As of December 31, 1996, the Partnership had one remaining loan outstanding in the amount of $1,505,238. Loan payments are current and the Partnership has not experienced any recent problems with delinquent payments in connection with this loan.

    Partnership revenue decreased 32.0% in 1996 over 1995 as compared to 35.1% decrease in 1995 over 1994. The decrease in revenue for each of these two years was primarily due to the decrease of interest income as a result of loan payoffs and the subsequent distributions of capital to Limited Partners.

    General and administrative expenses decreased $237,811 or 88.7% in 1996 over 1995 as compared to an increase of $254,113 in 1995 over 1994. The large increase in 1995 was due to a $249,000 charge for reimbursement of fund expenses incurred by the General Partner.

    Servicing related expenses decreased 10.1% in 1996 as compared to 1995, and decreased 27.3% in 1995 as compared to 1994.

    Net income increased $149,858 in 1996 over 1995, and decreased $332,467 in 1995 over 1994.

    The net income per Limited Partnership unit was determined by using a weighted average of the number of units outstanding during the applicable fiscal year. Net Income per Limited Partnership unit increased $3.58 in 1996 over 1995, and decreased $7.94 in 1995 over 1994.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Index to the financial statements of Keystone Mortgage Fund II is included in Item 14.

KEYSTONE MORTGAGE FUND II
A CALIFORNIA LIMITED PARTNERSHIP

Financial Statements

December 31, 1996 and 1995

(With Independent Auditors' Report Thereon)

[LOGO] PEAT MARWICK LLP

       725 South Figueroa Street
       Los Angeles, CA  90017





                          INDEPENDENT AUDITORS' REPORT


The General Partners
Keystone Mortgage Fund II,
  a California Limited Partnership:

We have audited the accompanying balance sheets of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP


January 22, 1997

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1996 and 1995

                                   ASSETS                                       1996                               1995
                                                                      ----------------------             ----------------------
Current assets:
   Cash and cash equivalents                                          $          15,808                             93,997
   Short-term investments (market value of $684,005 in 1996 and
      $1,085,049 in 1995)                                                       684,005                          1,083,120
   Interest receivable on trust deed note receivable                              9,321                             10,005
   Current portion of trust deed note receivable (note 4)                        39,732                             36,218
                                                                      ----------------------             -----------------------

          Total current assets                                                1,397,966                          1,223,340
                                                                      ----------------------             -----------------------
Trust deed note receivable, net (note 4)                              $       2,146,832                          2,656,315
                                                                      ----------------------             -----------------------
                                                                      ----------------------             -----------------------

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and other liabilities                             $           1,295                                641
   Due to general partner (note 3)                                              250,000                            249,000
                                                                      ----------------------             -----------------------

          Total current liabilities                                             260,295                            249,641
                                                                      ----------------------             -----------------------
Partners' capital:
   General partners                                                            (206,601)                          (207,958)
   Limited partners - authorized 41,459 units; outstanding
     41,459 units)                                                            2,093,138                          2,614,632
                                                                      ----------------------             -----------------------

          Net partners' capital                                               1,886,537                          2,406,674
                                                                      ----------------------             -----------------------

                                                                      $       2,146,832                  $       2,656,315
                                                                      ----------------------             -----------------------
                                                                      ----------------------             -----------------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                                        1996                     1995                     1994

Revenue:
     Interest on trust deed notes receivable                     $    117,787                  185,897                  377,649
     Investment income                                                 75,934                   98,874                   61,033
                                                                 ------------------       -----------------       ------------------
                                                                      193,721                  284,771                  438,682
                                                                 ------------------       -----------------       ------------------
Expenses:
     Provision for losses on trust deed note
       receivable (note 4)                                                 --                        --                  64,000
     Servicing-related expenses (note 3)                               27,664                    30,761                  42,318
     General and administrative expenses (note 3)                      30,376                   268,187                  14,074
                                                                 ------------------       -----------------       ------------------
                                                                       58,040                   298,948                 120,392
                                                                 ------------------       -----------------       ------------------

          Net income (loss)                                      $    135,681                   (14,177)                318,290
                                                                 ------------------       -----------------       ------------------
                                                                 ------------------       -----------------       ------------------

Weighted average number of limited
   partnership units outstanding                                       41,459                    41,459                  41,459
                                                                 ------------------       -----------------       ------------------
                                                                 ------------------       -----------------       ------------------

Net income (loss) attributable to limited
   partners per limited partnership unit                         $       3.24                     (0.34)                   7.60
                                                                 ------------------       -----------------       ------------------
                                                                 ------------------       -----------------       ------------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Capital

                  Years ended December 31, 1996, 1995 and 1994

                                                            GENERAL                       LIMITED
                                                            PARTNERS                      PARTNERS                 TOTAL
                                                       ----------------               ----------------        ----------------
Balance at December 31, 1993                           $     (210,999)                    6,672,716                6,461,717

Net income for 1994                                             3,183                       315,107                  318,290

Net distributions - $62.67 per limited
   partnership unit                                                --                    (2,598,372)             (2,598,372)
                                                       ----------------               ----------------        ----------------

Balance at December 31, 1994                                 (207,816)                    4,389,451                4,181,635

Net loss for 1995                                                (142)                      (14,035)                 (14,177)

Net distributions - $42.47 per limited
   partnership unit                                                --                    (1,760,784)              (1,760,784)
                                                       ----------------               ----------------        ----------------

Balance at December 31, 1995                                 (207,958)                    2,614,632                2,406,674

Net income for 1996                                             1,357                       134,324                  135,681

Net distributions - $15.82 per limited
   partnership unit                                                --                      (655,818)                (655,818)
                                                       ----------------               ----------------        ----------------

Balance at December 31, 1996                           $     (206,601)                    2,093,138                1,886,537
                                                       ----------------               ----------------        ----------------
                                                       ----------------               ----------------        ----------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                            GENERAL                       LIMITED
                                                            PARTNERS                      PARTNERS                 TOTAL
                                                       ----------------               ----------------        ----------------
Cash flows from operating activities:
     Net income (loss)                                 $      135,681                       (14,177)                 318,290
     Amortization of net origination fees                      (1,700)                       (1,700)                  (2,310)
     Changes in operating assets and liabilities:
      Interest receivable on trust deeds                          684                        11,435                    17,308
      Accounts payable and other liabilities                      654                        (1,211)                  (1,980)
      Due to general partner                                   10,000                       249,000                        -
      Other assets                                                 --                            --                    1,294
                                                       ----------------               ----------------        ----------------

          Net cash provided by operating
             activities                                       145,319                       243,347                  331,602
                                                       ----------------               ----------------        ----------------

Cash flows from investing activities:
     Collection of trust deed notes receivable                 33,195                     1,483,373                2,407,936
     Purchase of short-term investments                    (1,100,099)                   (4,700,155)              (3,400,965)
     Proceeds from maturities of short-term
      investments                                           1,499,214                     4,621,000                2,397,000
                                                       ----------------               ----------------        ----------------

          Net cash provided by investing
             activities                                       432,310                     1,404,218                1,403,971
                                                       ----------------               ----------------        ----------------

Cash flows used in financing activities -
   distributions to partners                                 (655,818)                   (1,760,784)              (2,598,372)
                                                       ----------------               ----------------        ----------------
          Decrease in cash and cash
             equivalents                                      (78,189)                     (113,219)                (861,799)


Cash and cash equivalents at beginning of year                 93,997                       207,216                1,069,015
                                                       ----------------               ----------------        ----------------

Cash and cash equivalents at end of year               $       15,808                        93,997                  207,216
                                                       ----------------               ----------------        ----------------
                                                       ----------------               ----------------        ----------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1996 and 1995


(1)  ORGANIZATION AND PARTNERSHIP AGREEMENT

     Keystone Mortgage Fund II, a California Limited Partnership (Fund II) was formed on May 7, 1986 for the purpose of investing in short- to intermediate-term loans secured by deeds of trust on commercial and industrial real property.

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

     SHORT-TERM INVESTMENTS

     Fund II invests in various bank notes and U.S. Government securities with original maturities between three months and six months. Fund II accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, Fund II classifies its investment in debt securities as held-to-maturity securities and such short-term investments are stated at cost as the Fund intends to hold these securities to maturity. At December 31, 1996 and 1995, short-term investments consisted of U.S. Government agency notes with remaining maturities of less than five months. At December 31, 1996 and 1995, these securities had an unrealized gain of $0 and $1,929, respectively, and there were not unrealized losses.

     USES OF ESTIMATES

     Management of Fund II has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     TRUST DEED NOTE RECEIVABLE

     The trust deed note receivable is accounted for under the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairments of a Loan - Income Recognition and Disclosures." Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

     ALLOWANCE FOR LOSSES ON TRUST DEED NOTE RECEIVABLE

     An analysis of the collectibility of the trust deed note receivable is performed by management on a regular basis. Management considers such factors as current economic conditions and interest rates, the borrower's ability to repay and repayment performance, probability of foreclosure and estimated collateral values in determining any allowance need. Management has provided a valuation allowance of $64,000 as of December 31, 1996 and 1995.

     ORIGINATION FEES

     Fees from the origination of trust deed notes receivable and certain direct origination costs are recognized over the contractual life of such trust deed notes receivable using methods which generally produce a level-yield on the unpaid loan balance.

     INTEREST INCOME ON TRUST DEED NOTES RECEIVABLE

     Interest income on trust deed notes receivable is accrued as it is earned. Interest receivable which is deemed uncollectible is excluded from interest income. Trust deed notes receivable are placed on nonaccrual status after being delinquent 90 days. At December 31, 1996 and 1995, there were no trust deed notes receivable on nonaccural status.

     INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements, inasmuch as the liability for taxes arising from the transactions of Fund II is the responsibility of the partners.

     INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

     Net income and distributions per limited partnership unit are based on the net income and distributions attributable to the limited partners and the weighted average number of limited partnership units outstanding during each period.

(3)  RELATED PARTY TRANSACTIONS

     The general partners of Fund II are Keystone Mortgage Company (managing general partner), John P. Sullivan and Christopher E. Turner. Messrs. Sullivan and Turner are officers/directors of Keystone Mortgage Company. As compensation for servicing trust deed notes receivable, Fund II pays an annual fee equal to 1/2 of 1% of the average, outstanding trust deed notes receivable principal balances, computed as of the end of each month, to Keystone Mortgage Company. Servicing-related expenses include approximately $8,000 in 1996, $10,000 in 1995 and $20,000 in 1994 of
     servicing feeds paid to Keystone Mortgage Company.

                         KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Financial Statements, Continued


Prior to 1995, Keystone Mortgage Company did not pass through to Fund II expenses that Keystone Mortgage Company incurred related to operation of Fund II as allowed by Fund II's partnership agreement. During 1995, Keystone Mortgage Company made a decision to charge Fund II for reimbursement of such expenses incurred by Keystone Mortgage Company from inception of Fund II and, accordingly, requested payment from Fund II. The expense reimbursement totals $249,000 and is included in general and administrative expenses for the year ended December 31, 1995 in the accompanying statement of operations and in due to general partner in the accompanying balance sheets as of December 31, 1996 and 1995. Expense reimbursements totaling $10,000 relating to 1996 are included in general and administrative expenses for the year ended December 31, 1996 in the accompanying statement of operations and in due to general partner in the accompanying balance sheet as of December 31, 1996.

(4) TRUST DEED NOTE RECEIVABLE

    Trust deed note receivable consists of the following at December 31:

                                                MONTHLY
                                                PAYMENT,
                                               INCLUDING
                                               INTEREST      1996      1995
                                              ----------  ----------  ---------

First trust deed on industrial building
  located in Van Nuys, California, interest
  rate, adjusted every six months at 2.65%
  plus 11th District monthly weighted
  average cost of funds, due February 1,
  1999                                          $ 12,529   1,505,238   1,538,433
                                              ----------
                                              ----------

Less:
  Current portion                                             39,732      36,218
  Net deferred origination fees                                3,540       5,240
  Allowance for loss                                          64,000      64,000
                                                           ---------   ---------
    Net noncurrent trust deeds note
      receivable                                          $1,397,966   1,432,975
                                                           ---------   ---------
                                                           ---------   ---------

The estimated fair value of the trust deed note receivable at December 31, 1996 and 1995 is equivalent to the carrying value.

Minimum future payments of principal at December 31, 1996 are as follows:

                   1997                  $   39,732
                   1998                      44,639
                   1999 and thereafter   $1,420,867
                                         ----------
                                         $1,505,238
                                         ----------
                                         ----------

                         KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Financial Statements, Continued


(5) RECONCILIATION OF NET INCOME BETWEEN FINANCIAL STATEMENTS AND
    PARTNERSHIP TAX RETURN (UNAUDITED)

    The difference between the net income for financial reporting purposes and the net income for Federal income tax purposes per the partnership tax return is summarized as follows:

                                    1996       1995        1994
                                   --------   --------   --------
Net income (loss) for financial
  reporting purposes               $135,681    (14,177)   318,290

Interest revenue on mortgage
  loans previously recognized
  for tax purposes                   (1,700)    (1,700)    (2,310)

Provisions for losses on trust
  deed notes receivable                  --         --     64,000

Other, net                               --        (23)       518
                                   --------   --------   --------
    Net income (loss) for
      Federal income tax purposes  $133,981    (15,900)   380,498
                                   --------   --------   --------
                                   --------   --------   --------

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

DIRECTORS AND OFFICERS

    The directors and executive officers of Keystone Mortgage Company are:

NAME                   AGE   TITLE                                  DATE OF
----                   ---   -----                                    APPT.
                                                                    -------
John P. Sullivan        71   President and Chairman of the Board      1957
Christopher E. Turner   63   Executive Vice President and Director    1972
Ron N. Buchanan         50   Vice President                           1978
Sandra B. Coopersmith   58   Vice President                           1975
Melinda F. Love         42   Vice President                           1984
Norma Foster            57   Vice President                           1986
John G. Sullivan        35   Vice President                           1992
Mark G. Sullivan        40   Secretary                                1984

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

Item 11.  EXECUTIVE COMPENSATION.

    Compensation for services rendered by the General Partners on behalf of the Partnership for the fiscal years 1994, 1995 and 1996 is as follows:

                        Compensation Paid
Name of Individual      or Accrued for                                     Cash
or Group                Service Rendered in      1994     1995     1996    Bonus
--------------------------------------------------------------------------------
Keystone Mortgage Co.   Loan Servicing Fees    $20,000   $10,000   $8,000  None
John P. Sullivan        Management Fees        None      None      None    None
Christopher E. Turner   Management Fees        None      None      None    None

    In addition, the General Partners of the Partnership are entitled to receive certain cast distributions and allocations of income or loss. No such distributions or allocations were made for fiscal years 1994, 1995 or 1996.

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

                                      PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

    (a) (1) The following financial statements of Keystone Mortgage Fund II are in Item 8:

    Report of Independent Auditors.........................................7

    Balance Sheets as of December 31, 1996 and 1995........................8

    Statements of Operation for the Years Ended
        December 31, 1996, 1995 and 1994...................................9

    Statement of Partners' Capital for the
         Years Ended December 31, 1996, 1995 and 1994.....................10

    Statements of Cash Flows for the Years
         Ended December 31, 1996, 1995 and 1994...........................11

    Notes to Financial Statements.........................................12

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

                                               KEYSTONE MORTGAGE FUND II,
                                               A CALIFORNIA LIMITED PARTNERSHIP




    Date:          March     , 1997           /s/
                                              ---------------------------------
                                              Keystone Mortgage Company
                                              By: John P. Sullivan, President


    Date:          March     , 1997           /s/
                                              ---------------------------------
                                              John P. Sullivan
                                              General Partner


    Date:          March     , 1997           /s/
                                              ---------------------------------
                                              Christopher E. Turner
                                              General Partner