Form 10-Q
period 1997-03-31
KEYSTONE MORTGAGE FUND II
filed 1997-05-07
CIK 812084

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                         --------------------------


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR QUARTER ENDED                COMMISSION FILE NUMBER
                  MARCH 31, 1997                        0-15537


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

                           KEYSTONE MORTGAGE FUND II
                       A CALIFORNIA LIMITED PARTNERSHIP

                                     INDEX

                                                                                                             PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 (a) Condensed Balance Sheets, December 31, 1996 and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . 3

 (b) Condensed Statements of Income, three months ended,
     March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

 (c) Condensed Statements of Partners' Capital (Deficit) for the year ended
     December 31, 1996 and the three months ended March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . 5

 (d) Condensed Statements of Cash Flows, three months ended
     March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 (e) Notes to condensed financial statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 & 8

Item 2. Management's discussion and analysis of financial condition and results of operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9



PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10 & 11


                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                    ASSETS

                                                                                                (Unaudited)
                                                                           *December 31           March 31
                                                                               1996                 1997
                                                                               -------------------------
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . $   15,808          $    4,413
   Short-term investments (market value of $984,005 in 1996
   and $730,858 in 1997). . . . . . . . . . . . . . . . . . . . . . . . . .    684,005             730,858
   Interest receivable on trust deed notes receivable . . . . . . . . . . .      9,321               8,682
   Current portion of trust deed notes receivable (note B). . . . . . . . .     39,732              43,620
                                                                            ------------------------------

       Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    748,866             787,573

Trust deed notes receivable, net (note B)                                    1,397,966           1,384,718
                                                                            ------------------------------

                                                                            $2,146,832          $2,172,291
                                                                            ------------------------------
                                                                            ------------------------------


                            LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable and other liabilities . . . . . . . . . . . . . . . . . $    1,295          $      624
   Due general partners . . . . . . . . . . . . . . . . . . . . . . . . . .    259,000             261,500
                                                                            ------------------------------

               Total Current Liabilities. . . . . . . . . . . . . . . . . .    260,295             262,124

Partners' capital:
   General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (206,601)           (206,365)
   Limited Partners - 41,459 units outstanding in 1996 and 1997
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,093,138           2,116,532
                                                                            ------------------------------

               Net partners' capital. . . . . . . . . . . . . . . . . . . .  1,886,537           1,910,167
                                                                            ------------------------------

                                                                            $2,146,832          $2,172,291
                                                                            ------------------------------
                                                                            ------------------------------


                See accompanying notes to financial statements.
       * Extracted from audited December 31, 1996 financial statements.

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31
                                                            1997          1996
                                                            ------------------

Revenue:
   Interest on mortgage loans. . . . . . . . . . . . . . $ 27,099      $29,989
   Interest on short-term investments. . . . . . . . . .   11,149       19,497
                                                          --------------------
                                                           38,248       49,486


Expenses:
   Servicing related expenses                               9,540       13,223
   General and administrative expenses                      5,078        5,292
                                                          --------------------
                                                          --------------------

                                                           14,618       18,515
                                                          --------------------

       NET INCOME  . . . . . . . . . . . . . . . . . . . $ 23,630      $30,971
                                                          --------------------
                                                          --------------------

Weighted average number of
   limited partnership units outstanding . . . . . . . .   41,459       41,459
                                                          --------------------
                                                          --------------------

Net income per limited partnership unit. . . . . . . . . $    .57      $   .75
                                                          --------------------
                                                          --------------------

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                    General             Limited
                                                    Partners            Partners           Total
                                                    --------            --------           -----
Balance at December 31, 1996. . . . . . . . . . . $(206,601)           $2,093,138        $1,886,537

Net income three months ended March 31, 1997. . .       236                23,394            23,630
                                                 --------------------------------------------------

Balance as of March 31, 1997 (unaudited). . . . . $(206,365)           $2,116,532        $1,910,167
                                                  ----------           ----------        ----------
                                                  ----------           ----------        ----------

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                  1997                1996
                                                                                  ----                ----
OPERATING ACTIVITIES:

  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  23,630           $  30,971
  Changes in operating assets and liabilities:
      Amortization of net origination fees. . . . . . . . . . . . . . . . . .      (425)               (425)
      Decrease in interest and accounts receivable. . . . . . . . . . . . . .       639                 252
      Increase in due general partners. . . . . . . . . . . . . . . . . . . .     2,500               2,500
      Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . .      (671)                 (3)
                                                                              ----------          ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .    25,673              33,295

INVESTING ACTIVITIES:

  Decrease in notes receivable. . . . . . . . . . . . . . . . . . . . . . . .     9,785               7,391
  Increase in short-term investments. . . . . . . . . . . . . . . . . . . . .   (46,853)           (128,747)
                                                                              ------------------------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . .   (37,068)           (121,356)
                                                                              ------------------------------

Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .   (11,395)            (88,061)

Cash and cash equivalents at beginning year . . . . . . . . . . . . . . . . .    15,808              93,997
                                                                              ------------------------------


      CASH AND CASH EQUIVALENTS
      AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   4,413           $   5,936
                                                                              ------------------------------
                                                                              ------------------------------

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - UNAUDITED BASIS OF PRESENTATION
    The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund II in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1996 filed by the Company under the Securities Exchange Act of 1934.

                                 KEYSTONE MORTGAGE FUND II,
                              A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                                       Monthly
                                                                                       Payment,
                                                                                       including     December 31      March 31
                                                                                       interest         1996            1997
                                                                                       ---------        ----            ----
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
  weighted average cost of funds, due February 1, 1999. . . . . . . . . . . . . . . .   $16,797       $1,505,238      $1,495,453
                                                                                       --------
                                                                                       --------

Less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     39,732          43,620
Less net deferred loan origination fees . . . . . . . . . . . . . . . . . . . . . . .                      3,540           3,115
Less allowance for loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     64,000          64,000
                                                                                                      ----------      ----------

  Net concurrent trust deed notes receivable. . . . . . . . . . . . . . . . . . . . .                 $1,397,966      $1,384,718
                                                                                                      --------------------------
                                                                                                      --------------------------


                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Total revenue decreased $11,238 or 22.7% for the three months ended
March 31, 1997 over the same period March 31, 1996. This decrease was due to a decrease in interest income as a result of loan payoffs and distribution of capital to Limited partners, less required reserves.

    Total expenses decreased 21.1% for the three months ended March 31, 1997 over the same period March 31, 1996. Servicing related expenses decreased 27.9% and G & A expenses decreased 4.1% for the three months ended March 31, 1997 over the same period March 31, 1996.

    Net income decreased 21.1 % for the three months ended March 31, 1997 over the same period March 31, 1996. Net income per limited partnership unit decreased 24.0% for the three months ended March 31, 1997 over the same 1996 period.

    Working capital increased $36,878 for three months ended March 31, 1997. The Partnership has adequate working capital and cash reserves to carry on its business.

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEYSTONE MORTGAGE FUND II
                                               a California Limited Partnership

                                               /s/ John P. Sullivan
Date: May 7, 1997                              -------------------------------
                                                   Keystone Mortgage Company
                                                   By: John P. Sullivan,
                                                       President






                                               /s/ John P. Sullivan
Date:  May 7, 1997                             -------------------------------
                                                   John P. Sullivan
                                                   General Partner






                                               /s/ Christopher E. Turner
Date:  May 7, 1997                             -------------------------------
                                                   Christopher E. Turner
                                                   General Partner