Form 10-Q
period 1997-06-30
KEYSTONE MORTGAGE FUND II
filed 1997-08-07
CIK 812084

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR QUARTER ENDED                        COMMISSION FILE NUMBER
              June 30, 1997                                  0-15537

                              --------------------

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

                              --------------------

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

                                     INDEX

                                                                          PAGE
                                                                          ----

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

   (a) Condensed Balance Sheets, December 31, 1996 and June 30, 1997.....   3

   (b) Condensed Statements of Income, three and six months ended,
       June 30, 1996 and 1997............................................   4

   (c) Condensed Statements of Partners' Capital (Deficit) for the year
       ended December 31, 1996 and the six months ended June 30, 1997....   5

   (d) Condensed Statements of Cash Flows, six months ended
       June 30, 1997 and 1996............................................   6

   (e) Notes to condensed financial statements........................... 7 & 8

Item 2.    Management's discussion and analysis of financial condition
           and results of operations.....................................   9

PART II.   OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K...............................  10

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                      (UNAUDITED)
                                                                                       *DECEMBER 31     JUNE 30
                                                                                           1996           1997
                                                                                       -------------  ------------
Current assets:
  Cash and cash equivalents..........................................................   $    15,808    $    13,699
  Short-term investments (market value of $684,005 in 1996 and $883,032 in 1997).....       684,005        883,032
  Interest receivable on trust deed notes receivable.................................         9,321
  Current portion of trust deed notes receivable (note B)............................        39,732         44,920
                                                                                       -------------   -----------
      Total current assets...........................................................       748,866        941,651
Trust deed notes receivable, net (note B)............................................     1,397,966      1,372,807
                                                                                       -------------   -----------
                                                                                        $ 2,146,832    $ 2,314,458
                                                                                       -------------   -----------
                                                                                       -------------   -----------

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and other liabilities............................   $   1,295   $
  Due general partners..............................................     259,000      264,000
                                                                      -----------  ----------
      Total Current Liabilities.....................................     260,295      264,000
Partners' capital:
  General Partners..................................................    (206,601)         439
  Limited Partners--41,459 units outstanding in 1996 and 1997
    respectively....................................................   2,093,138    2,050,019
                                                                      -----------  ----------
      Net partners' capital.........................................    1,886,537   2,050,458
                                                                      -----------  ----------
                                                                       $2,146,832  $2,314,458
                                                                      -----------  ----------
                                                                      -----------  ----------

               See accompanying notes to financial statements.
        * Extracted from audited December 31, 1996 financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30               JUNE 30
                                                                        --------------------  --------------------
                                                                          1996       1997       1996       1997
                                                                        ---------  ---------  ---------  ---------
Revenue:
  Interest on mortgage loans..........................................  $  29,782  $  28,862  $  59,771  $  55,961
  Interest on short-term investments..................................     12,635      9,604     32,132     20,753
                                                                        ---------  ---------  ---------  ---------
                                                                           42,417     38,466     91,903     76,714
Expenses:
  Servicing related expenses..........................................     10,773     11,902     23,996     21,442
  General and administrative expenses.................................      4,906      6,265     10,198     11,343
                                                                        ---------  ---------  ---------  ---------
                                                                           15,679     18,167     34,194     32,785
      NET INCOME (LOSS)...............................................  $  26,738  $  20,299  $  57,709  $  43,929
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average number of limited partnership units outstanding......     41,454     41,454     41,454     41,454
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per limited partnership unit...............................  $     .65  $     .49  $    1.39  $    1.06
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                       See notes to financial statements

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                                            GENERAL      LIMITED
                                                                           PARTNERS      PARTNERS       TOTAL
                                                                          -----------  ------------  ------------
Balance at December 31, 1996............................................  $(  206,601) $  2,093,138  $  1,886,537
Genral Partners Contribution............................................      206,601                     206,601
Net income six months ended June 30, 1997...............................          439        43,490        43,929
Less Distribution.......................................................                    (86,609)      (86,609)
                                                                          -----------  ------------  ------------
Balance as of June 30, 1997 (unaudited).................................  $       439  $  2,050,019  $  2,050,458
                                                                          -----------  ------------  ------------
                                                                          -----------  ------------  ------------

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                           SIX MONTHS ENDED JUNE 30
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
  Net Income..............................................................................  $   43,929  $   57,709
  Changes in operating assets and liabilities:
    Amortization of net origination fees..................................................        (850)       (850)
    Decrease in interest receivable.......................................................       9,321         254
    Decrease in accounts payable..........................................................      (1,295)         (6)
    Increase in due general partners......................................................       5,000       5,000
                                                                                            ----------  ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................      56,105      62,107
INVESTING ACTIVITIES:
  Decrease in notes receivable............................................................      20,821      15,619
  Increase in short-term investments......................................................    (199,027)    (49,492)
FINANCING ACTIVITIES:
  General Partners contributions..........................................................     206,601
  Distribution and withdrawals............................................................     (86,609)   (104,782)
                                                                                            ----------  ----------
  Decrease in cash and cash equivalents...................................................      (2,109)    (76,548)
  Cash and cash equivalents at beginning year.............................................      15,808      93,997
                                                                                            ----------  ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $   13,699  $   17,449
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                       See notes to financial statements

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A--UNAUDITED BASIS OF PRESENTATION

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

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(B) Trust Deed Notes Receivable

                                                                              MONTHLY
                                                                             PAYMENT,
                                                                             INCLUDING  DECEMBER 31     JUNE 30
                                                                             INTEREST       1996          1997
                                                                             ---------  ------------  ------------
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly weighted average cost of
  funds, due February 1, 1999..............................................  $  12,039   $1,505,238   $  1,484,417
                                                                             ---------
                                                                             ---------
Less current portion.......................................................                  39,732         44,920
Less net deferred loan origination fees....................................                   3,540          2,690
Less allowance for loss....................................................                  64,000         64,000
                                                                                        ------------  ------------
    Net concurrent trust deed notes receivable.............................              $1,397,966   $  1,372,807
                                                                                        ------------  ------------
                                                                                        ------------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for the six months ended June 30, 1997 decreased $13,780 or 23.8% over the same period June 30, 1996. Revenue for the three months ended June 30, 1997 decreased $6,439 or 24.1% for the same period ending June 30, 1996.

    This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.

    Servicing expenses decreased 10.6% and general and administrative expenses increased 11.2% for the six months ended June 30, 1997 over the same period ended June 30, 1996. Servicing expenses increased 10.4% and general and administrative expenses increased 27.7% for the three months ended June 30, 1997 over the same period 1996.

    Net income decreased 23.8% for the six months ended June 30, 1997 over the same period June 30, 1996. Net income decreased 24.8% for the three months ended June 30, 1997 over the same period June 30, 1996.

    Working capital increased $189,080 for six months ended June 30, 1997. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEYSTONE MORTGAGE FUND II
                                            a California Limited Partnership

    Date:          , 1997                   /s/ JOHN P. SULLIVAN
                                            --------------------------------
                                            KEYSTONE MORTGAGE COMPANY
                                            By: John P. Sullivan, President

    Date:          , 1997                   /s/ JOHN P. SULLIVAN
                                            --------------------------------
                                            John P. Sullivan
                                            GENERAL PARTNER

    Date:          , 1997                   /s/ CHRISTOPHER E. TURNER
                                            --------------------------------
                                            Christopher E. Turner
                                            GENERAL PARTNER