Form 10-Q
period 1997-09-30
KEYSTONE MORTGAGE FUND II
filed 1997-11-13
CIK 812084

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ----------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR QUARTER ENDED               COMMISSION FILE NUMBER
                SEPTEMBER 30, 1997                       0-15537


                            ----------------------


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


                            ----------------------


Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____

                          KEYSTONE MORTGAGE FUND II
                      A CALIFORNIA LIMITED PARTNERSHIP

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
    (a)  Condensed Balance Sheets, December 31, 1996 and
         September 30, 1997  . . . . . . . . . . . . . . . . . . . . . .   3
    (b)  Condensed Statements of Income, three and nine months ended,
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . .   4
    (c)  Condensed Statements of Partners' Capital (Deficit) for the
         year ended December 31, 1996 and the nine months ended
         September 30, 1997 . . . . . . . . . . . . . . . . . . . . . .    5
    (d)  Condensed Statements of Cash Flows, nine months ended
         September 30, 1997 and 1996. . . . . . . . . . . . . . . . . .    6
    (e)  Notes to condensed financial statements. . . . . . . . . . . .  7 & 8

Item 2.  Management's discussion and analysis of financial condition
         and results of operations. . . . . . . . . . . . . . . . . . .    9

PART II  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . 10 & 11

                            KEYSTONE MORTGAGE FUND II,
                         A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                     ASSETS

                                                                            (Unaudited)
                                                             *December 31   September 30
                                                                  1996          1997
                                                             ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .   $   15,808      $    8,958
  Short-term investments (market value of $684,005 in 1996
    and $917,415 in 1997) . . . . . . . . . . . . . . . . .      684,005         917,415
  Interest receivable on trust deed notes receivable  . . .        9,321           9,202
  Current portion of trust deed notes receivable (note B) .       39,732          40,133
                                                             ------------    ------------
    Total current assets. . . . . . . . . . . . . . . . . .      748,866         975,708

Trust deed notes receivable, net (note B) . . . . . . . . .    1,397,966       1,372,411
                                                             ------------    ------------
                                                              $2,146,832      $2,348,119
                                                             ------------    ------------
                                                             ------------    ------------

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and other liabilities. . . . . . . . . .   $    1,295      $      616
  Due general partners. . . . . . . . . . . . . . . . . . .      259,000         266,500
                                                             ------------    ------------
    Total Current Liabilities . . . . . . . . . . . . . . .      260,295         267,116

Partners' capital:
  General Partners. . . . . . . . . . . . . . . . . . . . .     (206,601)            745
  Limited Partners - 41,459 units outstanding in 1996 and
    1997 respectively . . . . . . . . . . . . . . . . . . .    2,093,138       2,080,258
                                                             ------------    ------------
      Net partners' capital . . . . . . . . . . . . . . . .    1,886,537       2,081,003
                                                             ------------    ------------
                                                              $2,146,832      $2,348,119
                                                             ------------    ------------
                                                             ------------    ------------

                See accompanying notes to financial statements.
      * Extracted from audited December 31, 1996 financial statements.

                            KEYSTONE MORTGAGE FUND II
                        A CALIFORNIA LIMITED PARTNERSHIP

                    CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                              Nine Months Ended       Three Months Ended
                                                 September 30            September 30
                                                1997      1996          1997       1996
                                              --------  --------      --------  ---------
Revenue:
  Interest on mortgage loans . . . . . . . .  $ 84,057  $ 89,341      $ 28,096  $  29,570
  Interest on short-term investments . . . .    32,294    33,027        11,541        895
                                              --------  --------      --------  ---------
                                               116,351   122,368        39,637     30,465

Expenses:
  Servicing related expenses . . . . . . . .    25,810    29,791         4,368      5,795
  General and administrative expenses. . . .    16,067    15,087         4,724      4,889
                                              --------  --------      --------  ---------
                                                41,877    44,878         9,092     10,684
                                              --------  --------      --------  ---------
    NET INCOME . . . . . . . . . . . . . . .  $ 74,474  $ 77,490      $ 30,545   $ 19,781
                                              --------  --------      --------  ---------
                                              --------  --------      --------  ---------

Weighted average number of limited
  partnership units outstanding. . . . . . .    41,459    41,459        41,459     41,459
                                              --------  --------      --------  ---------
                                              --------  --------      --------  ---------

Net income per limited partnership unit. . .  $   1.80  $   1.87      $    .74  $     .48
                                              --------  --------      --------  ---------
                                              --------  --------      --------  ---------


                        See notes to financial statements

                            KEYSTONE MORTGAGE FUND II
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                    General     Limited
                                                    Partners    Partners      Total
                                                    ----------  ----------  ----------
Balance at December 31, 1996 . . . . . . . . . .    $(206,601)  $2,093,138  $1,886,537
General Partners Contribution. . . . . . . . . .      206,601                  206,601
Net income nine months ended September 30, 1997.          745       73,729      74,474
Less distribution. . . . . . . . . . . . . . . .                   (86,609)    (86,609)
                                                    ----------  ----------  ----------

Balance as of September 30, 1997 (unaudited) . .    $     745   $2,080,258  $2,081,003
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                              1997         1996
                                                              ----         ----
OPERATING ACTIVITIES:

 Net Income. . . . . . . . . . . . . . . . . . . . . . .  $  74,474     $   77,490
 Changes in operating assets and liabilities:
    Amortization of net origination fees . . . . . . . .     (1,275)        (1,275)
    Decrease in interest and accounts receivable . . . .        119            625
    Increase in due general partners . . . . . . . . . .      7,500          7,500
    Decrease in accounts payable . . . . . . . . . . . .       (679)           (10)
                                                          ----------    ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES. . . .     80,139         84,330

INVESTING ACTIVITIES:

  Decrease in notes receivable . . . . . . . . . . . . .     26,429         23,690
  Increase in short-term investments . . . . . . . . . .   (233,410)       (74,118)


FINANCING ACTIVITIES:

General Partners contributions . . . . . . . . . . . . .    206,601
Distribution and withdrawals . . . . . . . . . . . . . .    (86,609)      (104,782)
                                                          ----------    ----------
  Decrease in cash and cash equivalents. . . . . . . . .     (6,850)       (70,880)
  Cash and cash equivalents at beginning year. . . . . .     15,808         93,997
                                                          ----------    ----------
    CASH AND CASH EQUIVALENTS
    AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $   8,958     $   23,117
                                                          ----------    ----------
                                                          ----------    ----------


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

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                     Monthly
                                                     Payment,
                                                    including   December 31  September 30
                                                     interest       1996         1997
                                                     --------       ----         ----
First trust deed on industrial building, interest
  rate, adjusted every six months at 2.65% plus
  11th District monthly weighted average cost of
  funds, due February 1, 1999 . . . . . . . . . .   $12,039     $1,505,238   $1,478,809
                                                    -------
                                                    -------

Less current portion. . . . . . . . . . . . . . .                   39,732       40,133
Less net deferred loan origination fees . . . . .                    3,540        2,265
Less allowance for loss . . . . . . . . . . . . .                   64,000       64,000
                                                                ----------   ----------

    Net noncurrent trust deed notes receivable. .               $1,397,966   $1,372,411
                                                                ----------   ----------
                                                                ----------   ----------

                          KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Revenue for the nine months ended September 30, 1997 decreased $5,284 or

5.9% over the same period September 30, 1996.  Revenue for the three months ended September 30, 1997 decreased $1,474 or 4.9% for the same period ending

Sept. 30, 1996.


     This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.


     Servicing expenses decreased 15.4% and general and administrative expenses increased 6.5% for the nine months ended September 30, 1997 over the same period ended September 30, 1996.  Servicing expenses decreased 24.9% and general and administrative expenses increased 3.4% for the three months ended

September 30, 1997 over the same period 1996.


     Net income decreased $3,016 or 3.9% for the nine months ended September

30, 1997 over the same period September 30, 1996.  Net income increased

$10,764 or 54.4% for the three moths ended September 30, 1997 over the same period September 30, 1996.


     Working capital increased $220,021 for nine months ended September 30,

1997. The Partnership has adequate working capital and cash reserved to carry on its business.


     The Partnership continues to distribute to the Limited Partners principal repayments less required reserves.  Revenues and net income continue to decrease as the Partnership liquidates its assets.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEYSTONE MORTGAGE FUND II
                                            a California Limited Partnership


Date:  November 13, 1997                    /S/John P. Sullivan
                                            ---------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President




Date:  November 13, 1997                    /S/John P. Sullivan
                                            ---------------------------------
                                               John P. Sullivan
                                               General Partner




Date:  November 13, 1997                     /S/Christopher E. Turner
                                            ---------------------------------
                                               Christopher E. Turner
                                               General Partner