Form 10-K
period 1997-12-31
KEYSTONE MORTGAGE FUND II
filed 1998-03-30
CIK 812084

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-K

                                   ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



     FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
     DECEMBER 31, 1997                                          0-15537

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP
              (Exact name of registrant as specified in its charter.)


        CALIFORNIA                                     95-4061580
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


11340 W. OLYMPIC BOULEVARD, STE. 300
LOS ANGELES, CALIFORNIA                        90064
(Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code:  (310) 479-4121

            Securities registered pursuant to Section 12(b) of the Act:
                                        None

            Securities registered pursuant to Section 12(g) of the Act:
                       UNITS OF LIMITED PARTNERSHIP INTEREST
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____

                                    PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The business of Keystone Mortgage Fund II, A California Limited Partnership (the "Partnership") was to make loans secured by deeds of trust on improved commercial and industrial real properties. As of December 31, 1997, the Partnership had one loan outstanding in the principal amount of $1,470,285. No loans were made during the year ended December 31, 1997.

     In 1990, the general partners informed the limited partners that all principal repayments received by the Fund will be distributed to the limited partners less required reserves. The limited partners were also informed that the Fund will no longer repurchase units or make new loans.

EMPLOYEES

     The Partnership does not have any employees. Services are performed for the Partnership by Keystone Mortage Company, a California Corporation, for which it receives compensation as set forth in the Partnership Agreement.

Item 2.  PROPERTIES.

     The fund occupies space leased by Keystone, and pays no rent.

Item 3.  LEGAL PROCEEDINGS.

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                      PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
     None.

Item 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA
     The following table sets forth in tabular form, selected financial data for the fiscal years 1997, 1996, 1995, 1994, and 1993:

                                            Years Ended December 31st
                               1997           1996           1995           1994           1993
                               ----           ----           ----           ----
Revenues                   $151,251       $193,721       $284,771       $438,682       $556,401
Net (loss) Income            86,842        135,681       (14,177)        318,290        473,843
Trust Deed Notes
     Receivable, Net      1,404,445      1,437,698      1,469,193      2,950,898      5,356,524
Total Assets              1,818,786      2,146,832      2,656,315      4,183,487      6,465,549

Net (loss) income
attributable to
limited partners
per limited
partnership unit              $2.09          $3.24         (0.34)           7.60          11.31


The following table set forth in tabular form, distributions and withdrawals for the fiscal years 1997, 1996, 1995, 1994, and 1993:

Distributions
and Withdrawals                1997           1996           1995           1994           1993
---------------                ----           ----           ----           ----           ----
General Partners               None           None           None           None           None

Limited Partners           $641,078       $655,818     $1,760,784     $2,598,372       $472,883


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

 The Partnership's liquidity is primarily subject to the scheduled maturity of the Partnership's loan and the extent of liquidity can therefore be projected with reasonable accuracy. During 1997, the Partnership's working capital decreased $318,623. Management believes the Partnership has adequate working capital and cash reserves to carry on its business.

 On a short term basis, the Partnership is able to generate adequate amounts of cash to meet the Partnership's need for cash and contingencies through its receipt of monthly principal and interest payment on its mortgage loan and, furthermore, as liquidity needs arise the Partnership may change the frequency of cash distributions to Limited Partners.

FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

 As of December 31, 1997, the Partnership had one remaining loan outstanding in the amount of $1,470,285. Loan payments are current and the Partnership has not experienced any recent problems with delinquent payments in connection with this loan.

 Partnership revenue decreased 21.9% in 1997 over 1996 as compared to 32.0% decrease in 1996 over 1995. The decrease in revenue for each of these two years was primarily due to the decrease of interest income as a result of loan payoffs and the subsequent distributions of capital to Limited Partners.

 General and administrative expenses in 1997 were comparable to 1996 whereas there was a decrease of 88.7% in 1996 over 1995. General and administrative expenses for 1995 included a $249,000 charge for reimbursement of Fund expenses incurred by the General Partner. Servicing related expenses increased 23.7% in 1997 as compared to 1996 and decreased 10.1% in 1996 as compared to 1995.

 As a result of factors discussed above, net income decreased $48,839 in 1997 over 1996, and increased $149,858 in 1996 over 1995.

 The net income per Limited Partnership unit was determined by using a weighted average of the number of units outstanding during the applicable fiscal year. Net income per limited Partnership unit decreased $1.15 to $2.09 in 1997 from $3.24 in 1996, and increased $3.58 in 1996 over the $(.34) in 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The Index to the financial statements of Keystone Mortgage Fund II is included in Item 14.

KEYSTONE MORTGAGE FUND II
A CALIFORNIA LIMITED PARTNERSHIP

Financial Statements

December 31, 1997 and 1996

(With Independent Auditors' Report Thereon)

                             [LETTERHEAD]

                      INDEPENDENT AUDITORS' REPORT

The General Partners
Keystone Mortgage Fund II,
 A California Limited Partnership:

We have audited the accompanying balance sheets of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mortgage Funds II, a California Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                         KPMG Peat Marwick LLP

January 22, 1998

                         KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                Balance Sheets

                          December 31, 1997 and 1996


                                                     1997          1996
                                                 ----------    ----------

                                     ASSETS
Current assets:
 Cash and cash equivalents                       $   12,484        15,808
 Short-term investments (market value of
  $392,695 in 1997 and $684,005 in 1996)            392,695       684,005
 Interest receivable on trust deed note
  receivable                                          9,162         9,321
 Current portion of trust deed note receivable
  (note 4)                                           35,727        39,732
                                                 ----------    ----------
   Total current assets                             450,068       749,866

Trust deed note receivable, net (note 4)          1,368,718     1,397,966
                                                 ----------    ----------

                                                 $1,818,786     2,146,832
                                                 ----------    ----------
                                                 ----------    ----------

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable and other liabilities          $   11,120         1,295
 Due to general partner (note 3)                    269,000       259,000
                                                 ----------    ----------
   Total current liabilities                        280,120       260,295
                                                 ----------    ----------
Partners' capital:
 General partners                                       632      (206,601)
 Limited partners - authorized 41,459
  units; outstanding 41,459 units                 1,538,034     2,093,138
                                                 ----------    ----------
   Total partners' capital                        1,538,666     1,886,537
                                                 ----------    ----------
                                                 $1,818,786     2,146,832
                                                 ----------    ----------
                                                 ----------    ----------

See accompanying notes to financial statements.

                         KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           Statements of Operations

                 Years ended December 31, 1997, 1996 and 1995



                                                      1997       1996       1995
                                                   --------     --------   --------
Revenue:
 Interest on trust deed note receivable            $112,036      117,787    185,897
 Investment income                                   39,215       75,934     98,874
                                                   --------     --------   --------
                                                    151,251      193,721    284,771
                                                   --------     --------   --------
Expenses:
 Servicing-related expenses (note 3)                 34,220       27,664     30,761
 General and administrative expenses
  (note 3)                                           30,189       30,376    268,187
                                                   --------     --------   --------
                                                     64,409       58,040    298,948
                                                   --------     --------   --------
  Net income (loss)                                $ 86,842     $135,681    (14,177)
                                                   --------     --------   --------
                                                   --------     --------   --------
Weighted average number of limited partnership
 units outstanding                                   41,459       41,459     41,459
                                                   --------     --------   --------
                                                   --------     --------   --------
Net income (loss) attributable to limited
 partners per limited partnership unit             $   2.09     $   3.24   $   (.34)
                                                   --------     --------   --------
                                                   --------     --------   --------

See accompanying notes to financial statements.

                         KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                        Statements of Partners' Capital

                 Years ended December 31, 1997, 1996 and 1995


                                   GENERAL               LIMITED
                                   PARTNERS              PARTNERS          TOTAL
                                   ---------            -----------     -----------
Balance at December 31, 1994       $(207,816)             4,389,451       4,181,635
Net loss for 1995                       (142)               (14,035)        (14,177)
Net distributions - $42.47 per
 limited partnership unit                 --             (1,760,784)     (1,760,784)
                                   ---------            -----------     -----------
Balance at December 31, 1995        (207,958)             2,614,632       2,406,674
Net income for 1996                    1,357                134,324         135,681
Net distributions - $15.82 per
 limited partnership unit                 --               (655,818)       (655,818)
                                   ---------            -----------     -----------
Balance at December 31, 1996        (206,601)             2,093,138       1,886,537
Net income for 1997                      868                 85,974          86,842
Contributions                        206,365                     --         206,365
Net distributions - $15.46 per
 limited partnership unit                 --               (641,078)       (641,078)
                                   ---------            -----------     -----------
Balance at December 31, 1997       $     632              1,538,034       1,538,666
                                   ---------            -----------     -----------
                                   ---------            -----------     -----------


See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                 Years ended December 31, 1997, 1996 and 1995

                                                           1997        1996          1995
                                                        ----------  ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                     $  86,842      135,681         (14,177)
  Amortization of net origination fees                     (1,700)      (1,700)         (1,700)
  Changes in operating assets and liabilities:
    Interest receivable on trust deed note receivable         159          684          11,435
    Accounts payable and other liabilities                  9,825          654          (1,211)
    Due to general partner                                 10,000       10,000         249,000
                                                        ---------    ---------      ----------
      Net cash provided by operating activities           105,126      145,319         243,347
                                                        ---------    ---------      ----------
Cash flows from investing activities:
  Collection of trust deed note receivable                 34,953       33,195       1,483,373
  Purchase of short-term investments                           --   (1,100,099)     (4,700,155)
  Proceeds from maturities of short-term investments      291,310    1,499,214       4,621,000
                                                        ---------    ---------      ----------
      Net cash provided by investing activities           326,263      432,310       1,404,218
                                                        ---------    ---------      ----------
Cash flows from financing activities:
  Distributions to partners                              (641,078)    (655,818)     (1,760,784)
  Contributions from partners                             206,365           --              --
                                                        ---------    ---------      ----------
      Net cash used in financing activities              (434,713)    (655,818)     (1,760,784)
                                                        ---------    ---------      ----------
      Decrease in cash and cash equivalents                (3,324)     (78,189)       (113,219)

Cash and cash equivalents at beginning of year             15,808       93,997         207,216
                                                        ---------    ---------      ----------
Cash and cash equivalents at end of year                $  12,484       15,808          93,997
                                                        ---------    ---------      ----------
                                                        ---------    ---------      ----------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                             December 31, 1997 and 1996


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

     Distributions are allocated in the same manner as profits and losses except that any distribution of principal repayments of trust deed notes receivable is made 100% to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Fund II considers all highly liquid investments with a maturity of three months or less when purchased to be equivalent to cash.

     SHORT-TERM INVESTMENTS

     Fund II invests in various bank notes and U.S. Government securities with original maturities between three months and six months. Fund II accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, Fund II classifies its investment in debt securities as held-to-maturity securities and such short-term investments are stated at cost as Fund II intends to hold these securities to maturity. At December 31, 1997 and 1996, short-term investments consisted of U.S. Government agency notes with remaining maturities of less than five months.

     MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     ALLOWANCE FOR LOSSES ON TRUST DEED NOTE RECEIVABLE

     An analysis of the collectibility of the trust deed note receivable is performed by management on a regular basis. Management considers such factors as current economic conditions and interest rates, the borrower's ability to repay and repayment performance, probability of foreclosure and estimated collateral values in determining any allowance needed. Management has established a valuation allowance of $64,000 as of December 31, 1997 and 1996.

     ORIGINATION FEES

     Fees from the origination of trust deed notes receivable and certain direct origination costs are recognized over the contractual life of such trust deed notes receivable using methods which generally produce a level-yield on the unpaid loan balance.

     INTEREST INCOME ON TRUST DEED NOTE RECEIVABLE

     Interest income on trust deed notes receivable is accrued as it is earned. Interest receivable which is deemed uncollectible is excluded from interest income. Trust deed notes receivable are placed on nonaccrual status after being delinquent 90 days. At December 31, 1997 and 1996, there were no trust deed notes receivable on nonaccrual status.

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

(3)  RELATED PARTY TRANSACTIONS

     The general partners of Fund II are Keystone Mortgage Company (managing general partner), John P. Sullivan and Christopher E. Turner. Messrs. Sullivan and Turner are officers/directors of Keystone Mortgage Company. As compensation for servicing trust deed notes receivable, Fund II pays an annual fee equal to 1/2 of 1% of the average outstanding trust deed notes receivable principal balances, computed as of the end of each month, to Keystone Mortgage Company. Servicing-related expenses include approximately $7,000 in 1997, $8,000 in 1996 and $10,000 in 1995 of servicing fees paid to Keystone Mortgage Company.

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Financial Statements, Continued


     Prior to 1995, Keystone Mortgage Company did not pass through to Fund II expenses that Keystone Mortgage Company incurred related to operation of Fund II as allowed by Fund II's partnership agreement. During 1995, Keystone Mortgage Company made a decision to charge Fund II for reimbursement of such expenses incurred by Keystone Mortgage Company from inception of Fund II and, accordingly, requested payment from Fund II. The expense reimbursement totals $249,000 and is included in general and administrative expenses for the year ended December 31, 1995 in the accompanying statement of operations and in due to general partner in the accompanying balance sheets as of December 31, 1997 and 1996. Expense reimbursements totaling $10,000 relating to 1997 and 1996 are included in general and administrative expenses for the years ended December 31, 1997 and 1996 in the accompanying statements of operations.

(4)  TRUST DEED NOTE RECEIVABLE

     Trust deed note receivable consists of the following at December 31:

                                                     MONTHLY
                                                    PAYMENT,
                                                   INCLUDING
                                                    INTEREST         1997          1996
                                                  -----------    ------------  ------------
     First trust deed on industrial building
       located in Van Nuys, California,
       interest rate, adjusted every six months
       at 2.65% plus 11th District monthly
       weighted average cost of funds, due
       February 1, 1999                            $  11,426       1,470,285     1,505,238
                                                   ----------
                                                   ----------

     Less:
       Current portion                                                35,727        39,732
       Net deferred origination fees                                   1,840         3,540
       Allowance for loss                                             64,000        64,000
                                                                 ------------  -------------
            Net noncurrent trust deeds note
              receivable                                        $  1,368,718     1,397,966
                                                                 ------------  -------------
                                                                 ------------  -------------

     The estimated fair value of the trust deed note receivable at December 31, 1997 and 1996 is equivalent to the carrying value.

     Minimum future payments of principal at December 31, 1997 are as follows:

                                1998                     $     35,727
                                1999                        1,434,558
                                                          -------------
                                                         $  1,470,285
                                                          -------------
                                                          -------------

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                     Notes to Financial Statements, Continued

(5) RECONCILIATION OF NET INCOME BETWEEN FINANCIAL
    STATEMENTS AND PARTNERSHIP TAX RETURN (UNAUDITED)

The difference between the net income for financial reporting purposes and the net income for Federal income tax purposes per the partnership tax return is summarized as follows:

                                         1997         1996         1995
                                       -------      --------     --------
Net income (loss) for financial
 reporting purposes                    $86,842       135,681      (14,177)
Interest revenue on mortgage loans
 previously recognized for tax
 purposes                               (1,700)       (1,700)      (1,700)
Other, net                                   -             -          (23)
                                       -------      --------     --------
  Net income (loss) for Federal
   income tax purposes                 $85,142       133,981      (15,900)
                                       -------      --------     --------
                                       -------      --------     --------

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OFFICERS.

     The affairs of the Partnership are managed by the Managing General Partner, Keystone Mortgage Company, and the Individual General Partners, John P. Sullivan and Christopher E. Turner.

KEYSTONE MORTGAGE COMPANY

     Keystone Mortgage Company, A California Corporation, has been engaged in the mortgage banking business since 1957. Keystone is a member of the Mortgage Bankers Association of America, the California Mortgage Bankers Association and the Southern California Mortgage Bankers Association. Keystone originates and services real estate loans on behalf of more than ten national life insurance companies, a savings bank, a commercial bank and various trust funds. In addition, Keystone and certain officers have been, and continue to be joint venture partners in the development of real estate with several of the life insurance companies for which Keystone acts as a mortgage loan correspondent. Keystone currently services a portfolio of loans in principal amount in excess of $350,000,000 and has originated loans in original principal amount in excess of $1,000,000,000 since its inception in 1957. Other activities of Keystone include property management and the sale and leasing real estate. Keystone is a licensed real estate broker in the State of California. Keystone Mortgage Company is also the Managing General Partner of Keystone Mortgage Fund, a California limited partnership.

DIRECTORS AND OFFICERS

     The directors and executive officers of Keystone Mortgage Company are:

                                                                           DATE OF
NAME                     AGE    TITLE                                      APPT.
----                     ---    -----                                      --------
John P. Sullivan         72     President and Chairman of the Board        1957
Christopher E. Turner    64     Executive Vice President and Director      1972
Ron N. Buchanan          51     Vice President                             1978
Sandra B. Coopersmith    59     Vice President                             1975
Melinda F. Love          43     Vice President                             1984
Norma Foster             58     Vice President                             1986
John G. Sullivan         36     Vice President                             1992
Mark G. Sullivan         41     Secretary                                  1984


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

Item 11.  EXECUTIVE COMPENSATION.

     Compensation for services rendered by the General Partners on behalf of the Partnership for the fiscal years 1997, 1996, and 1995 is as follows:

                         Compensation Paid
Name of Individual       or Accrued for                                         Cash
or Group                 Service Rendered in      1997      1996      1995      Bonus
-------------------------------------------------------------------------------------
Keystone Mortgage Co.    Loan Servicing Fees      $7,000    $8,000    $10,000   None
John P. Sullivan         Management Fees          None      None      None      None
Christopher E. Turner    Management Fees          None      None      None      None

     In addition, the General Partners of the Partnership are entitled to receive certain cash distributions and allocations of income or loss. No such distributions or allocations were made for fiscal years 1997, 1996, and 1995.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) (1) The following financial statements of Keystone Mortgage Fund II are in Item 8:

     Report of Independent Auditors. . . . . . . . . . . . . . . . . 7

     Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . 8

     Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . 9

     Statements of Partners' Capital for the
          Years Ended December 31, 1997, 1996 and 1995 . . . . . . .10

     Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995 . . . . . . . . . .11

     Notes to Financial Statements . . . . . . . . . . . 12 through 15

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

                                        KEYSTONE MORTGAGE FUND II,
                                        A CALIFORNIA LIMITED PARTNERSHIP




Date:          March     , 1998         /s/  JOHN P. SULLIVAN
                                        ------------------------------------
                                        Keystone Mortgage Company
                                        By: John P. Sullivan, President


Date:          March     , 1998         /s/  JOHN P. SULLIVAN
                                        ------------------------------------
                                        John P. Sullivan
                                        General Partner


Date:          March     , 1998         /s/ CHRISTOPHER E. TURNER
                                        ------------------------------------
                                        Christopher E. Turner
                                        General Partner