Form 10-Q
period 1998-03-31
KEYSTONE MORTGAGE FUND II
filed 1998-05-15
CIK 812084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                              --------------------------

                                     FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



     FOR QUARTER ENDED                                 COMMISSION FILE NUMBER
      MARCH 31, 1998                                          0-15537


                       -------------------------------------

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP
              (Exact name of registrant as specified in its charter.)



            CALIFORNIA                             95-4061580
     (State of Incorporation)           (I.R.S. Employer Identification No.)

           11340 W. OLYMPIC BOULEVARD
                   SUITE 300
            LOS ANGELES, CALIFORNIA                90064-1661
     (Address of principal executive offices)      (Zip Code)


         Registrant's telephone number, including area code:  (310) 479-4121

                              --------------------------

Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----     ----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KEYSTONE MORTGAGE FUND II
                           A CALIFORNIA LIMITED PARTNERSHIP

                                        INDEX


PART I.   FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 ----
Item 1.   Financial Statements.
     (a)  Condensed Balance Sheets, December 31, 1997 and March 31, 1998. . . . . . . . . . . . . . . . . . . . .  3

     (b)  Condensed Statements of Income, three months ended,
           March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     (c)  Condensed Statements of Partners' Capital (Deficit) for the year ended
          December 31, 1997 and the three months ended March 31, 1998 . . . . . . . . . . . . . . . . . . . . . .  5

     (d)  Condensed Statements of Cash Flows, three months ended
          March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     (e)  Notes to condensed financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7 & 8

Item 2.   Management's discussion and analysis of financial condition and results of operations.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                   BALANCE SHEETS

                                       ASSETS

                                                                                         (Unaudited)
                                                                           *December 31    March 31
                                                                                1997         1998
                                                                           -------------------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $   12,484     $    4,262
   Short-term investments (market value of $392,695 in 1997
      and $684,00 in 1996) . . . . . . . . . . . . . . . . . . . . . .        392,695        420,274
   Interest receivable on trust deed notes receivable. . . . . . . . .          9,162          9,244
   Current portion of trust deed notes receivable (note 4) . . . . . .         35,727      1,396,483
                                                                           ----------     ----------

       Total current assets. . . . . . . . . . . . . . . . . . . . . .        450,068      1,830,263

Trust deed notes receivable, net (note 4). . . . . . . . . . . . . . .      1,368,718       -  0 -
                                                                           ----------     ----------
                                                                           $1,818,786     $1,830,263
                                                                           ----------     ----------
                                                                           ----------     ----------

                      LIABILITIES AND PARTNERS' CAPITAL


Current Liabilities:
   Accounts payable and other liabilities. . . . . . . . . . . . . . .     $   11,120     $      611
   Due general partners (note 3) . . . . . . . . . . . . . . . . . . .        269,000        271,500
                                                                           ----------     ----------

       Total Current Liabilities . . . . . . . . . . . . . . . . . . .        280,120        272,111

Partners' capital:
   General Partners. . . . . . . . . . . . . . . . . . . . . . . . . .            632           827
   Limited Partners - authorized 41,459 units;
      outstanding 41,459 units . . . . . . . . . . . . . . . . . . . .      1,538,034      1,557,325
                                                                           ----------     ----------

       Total Partners' capital . . . . . . . . . . . . . . . . . . . .      1,538,666      1,558,152
                                                                           ----------     ----------
                                                                           $1,818,786     $1,830,263
                                                                           ----------     ----------
                                                                           ----------     ----------


                  See accompanying notes to financial statements.
          * Extracted from audited December 31, 1997 financial statements.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended
                                                      March 31
                                                 1998          1997
                                                 ------------------
Revenue:
     Interest on mortgage loans. . . . . . .   $28,074        $27,099

     Interest on short-term investments. . .     4,724         11,149
                                               -------        -------
                                                32,798         38,248

Expenses:
     Servicing related expenses. . . . . . .     8,283          9,540
     General and administrative expenses . .     5,029          5,078
                                               -------        -------
                                                13,312         14,618

       NET INCOME. . . . . . . . . . . . . .    19,486        $23,630
                                               -------        -------
                                               -------        -------
Weighted average number of
   limited partnership units outstanding . .    41,459         41,459
                                               -------        -------
                                               -------        -------
Net income per limited
   partnership unit. . . . . . . . . . . . .   $   .47        $   .57
                                               -------        -------
                                               -------        -------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                                     General     Limited
                                                                     Partners    Partners         Total
                                                                     --------    --------         -----
Balance at December 31, 1997 . . . . . . . . . . . . . . . . . .     $  632     $1,538,034     $1,538,666

Net income three months ended March 31, 1998 . . . . . . . . . .        195         19,291         19,486
                                                                     ------     ----------     ----------

Balance as of March 31, 1998 (unaudited) . . . . . . . . . . . .     $  827     $1,557,325     $1,558,152
                                                                     ------     ----------     ----------
                                                                     ------     ----------     ----------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended March 31
                                                                        ---------------------------
                                                                             1998         1997
                                                                             ----         ----
OPERATING ACTIVITIES
     Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,486      $ 23,630
     Changes in operating assets and liabilities:
         Amortization of net origination fees. . . . . . . . . . . . .        (425)         (425)
         Decrease (increase) in interest and accounts receivable . . .         (82)          639
         Increase in due general partners. . . . . . . . . . . . . . .       2,500         2,500
         Increase in accounts payable. . . . . . . . . . . . . . . . .     (10,509)         (671)
                                                                          --------      --------
              NET CASH PROVIDED BY
              OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .      10,970        25,673

INVESTING ACTIVITIES:
     Decrease in notes receivable. . . . . . . . . . . . . . . . . . .       8,387         9,785
     Increase in short-term investments. . . . . . . . . . . . . . . .     (27,579)      (46,853)
                                                                          --------      --------

              NET CASH PROVIDED BY
              OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .     (19,192)      (37,068)
                                                                          --------      --------

     Decrease in cash and cash equivalents . . . . . . . . . . . . . .      (8,222)      (11,395)

     Cash and cash equivalents at beginning year . . . . . . . . . . .      12,484        15,808
                                                                          --------      --------


              CASH AND CASH EQUIVALENTS
              AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .    $  4,262      $  4,413
                                                                          --------      --------
                                                                          --------      --------


                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - UNAUDITED BASIS OF PRESENTATION
     The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund II in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1997 filed by the Company under the Securities Exchange Act of 1934.

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE


                                                                         Monthly
                                                                         Payment,
                                                                        including    December 31     March 31
                                                                         interest        1997          1998
                                                                         --------        ----          ----
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
     weighted average cost of funds, due February 1, 1999  . . .         $11,426     $1,470,285    $1,461,898
                                                                         -------
                                                                         -------

Less current portion . . . . . . . . . . . . . . . . . . . . . .                         35,727     1,396,483
Less net deferred loan origination fees. . . . . . . . . . . . .                          1,840         1,415
Less allowance for loss. . . . . . . . . . . . . . . . . . . . .                         64,000        64,000
                                                                                       --------       --------

     Net concurrent trust deed notes receivable. . . . . . . . .                     $1,368,718        $- 0 -
                                                                                     ----------         ------
                                                                                     ----------         ------


                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total revenue decreased $5,450 or 14.2% for the three months ended March 31, 1998 over the same period March 31, 1997. This decrease was due to a decrease in interest income as a result of loan payoffs and distribution of capital to Limited partners, less required reserves.

     Total expenses decreased 8.9% for the three months ended March 31, 1998 over the same period March 31, 1997. Servicing related expenses decreased 13.7% and G & A expenses decreased 0.1% for the three months ended March 31, 1998 over the same period March 31, 1997.

     Net income decreased 15.5% for the three months ended March 31, 1998 over the same period March 31, 1997. Net income per limited partnership unit decreased 17.5% for the three months ended March 31, 1998 over the same 1997 period.

     Working capital increased $1,388,204 for the three months ended March 31, 1998. The Partnership has adequate working capital and cash reserves to carry on its business.

                            PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEYSTONE MORTGAGE FUND II
                                             a California Limited Partnership


                  Date: May 14, 1998         /s/ JOHN P. SULLIVAN
                                             -----------------------------------
                                             Keystone Mortgage Company
                                             By: John P. Sullivan, President



                  Date: May 14, 1998         /s/ JOHN P. SULLIVAN
                                             -----------------------------------
                                             John P. Sullivan
                                             General Partner


                  Date: May 14, 1998         /s/ CHRISTOPHER E. TURNER
                                             -----------------------------------
                                             Christopher E. Turner
                                             General Partner


11