Form 10-Q
period 1998-06-30
KEYSTONE MORTGAGE FUND II
filed 1998-08-10
CIK 812084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                             -------------------------
                                     FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR QUARTER ENDED                     COMMISSION FILE NUMBER
              JUNE 30, 1998                              0-15537

                            -------------------------

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

                             -------------------------


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KEYSTONE MORTGAGE FUND II
                           A CALIFORNIA LIMITED PARTNERSHIP

                                        INDEX


                                                                                        Page
                                                                                        ----

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements.
   (a)    Condensed Balance Sheets, December 31, 1997 and June 30, 1998. . . . . . . . . .3

   (b)    Condensed Statements of Income, three and six  months ended,
          June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   (c)    Condensed Statements of Partners' Capital (Deficit) for the year ended
          December 31, 1997 and the six months ended June 30, 1998 . . . . . . . . . . . . 5

   (d)    Condensed Statements of Cash Flows, six months ended
          June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

   (e)    Notes to condensed financial statements. . . . . . . . . . . . . . . . . . . .7 & 8

Item 2.        Management's discussion and analysis of financial condition and results of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.       OTHER INFORMATION

Item 6.        Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .10

                             KEYSTONE MORTGAGE FUND II,

                          A CALIFORNIA LIMITED PARTNERSHIP


                                   BALANCE SHEETS


                                       ASSETS



                                                                                                          (Unaudited)
                                                                                           *December 31     June 30
                                                                                                1997         1998
                                                                                           -------------------------
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   12,484     $   16,959
    Short-term investments (market value of $392,695 in 1997
       and $435,754 in 1998)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           392,695        435,754
    Interest receivable on trust deed notes receivable  . . . . . . . . . . . . . .             9,162          9,194
    Current portion of trust deed notes receivable (note B) . . . . . . . . . . . .            35,727      1,388,959
                                                                                           ----------     ----------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           450,068      1,850,866

Trust deed notes receivable, net (note B) . . . . . . . . . . . . . . . . . . . . .         1,368,718        - 0 -
                                                                                           ----------     ----------

                                                                                           $1,818,786     $1,850,866
                                                                                           ----------     ----------
                                                                                           ----------     ----------

                                                  LIABILITIES AND PARTNERS' CAPITAL


Current Liabilities:
    Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . .        $   11,120     $      605
    Due general partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           269,000        274,000
                                                                                           ----------     ----------

               Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .           280,120        274,605

Partners' capital:
    General Partners. . .   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               632          1,008
    Limited Partners - authorized 41,459 units;
       outstanding 41,459 units . . . . . . . . . . . . . . . . . . . . . . . . . .         1,538,034      1,575,253
                                                                                           ----------     ----------

               Net partners' capital  . . . . . . . . . . . . . . . . . . . . . . .         1,538,666      1,576,261
                                                                                           ----------     ----------

                                                                                           $1,818,786     $1,850,866
                                                                                           ----------     ----------
                                                                                           ----------     ----------


                  See accompanying notes to financial statements.
          * Extracted from audited December 31, 1997 financial statements.

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                           Three Months Ended            Six Months Ended
                                                                                June 30                      June 30
                                                                           1997            1998          1997         1998
                                                                           --------------------          -----------------
Revenue:
     Interest on mortgage loans . . . . . . . . . . . . . . . . . . . .  $ 28,862       $ 28,057     $ 55,961      $56,131
     Interest on short-term investments . . . . . . . . . . . . . . . .     9,604          4,263       20,753        8,987
                                                                         --------       --------     --------      -------
                                                                           38,466         32,320       76,714       65,118

Expenses:
     Servicing related expenses . . . . . . . . . . . . . . . . . . . .    11,902         11,030       21,442       19,313
     General and administrative expenses  . . . . . . . . . . . . . . .     6,265          3,181       11,343        8,210
                                                                         --------       --------     --------      -------
                                                                           18,167         14,211       32,785       27,523

             NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    20,299         18,109       43,929       37,595
                                                                         --------       --------     --------      -------
                                                                         --------       --------     --------      -------
Weighted average number of
   limited partnership units outstanding  . . . . . . . . . . . . . . .    41,454         41,454       41,454       41,454
                                                                         --------       --------     --------      -------
                                                                         --------       --------     --------      -------
Net income per limited
   partnership unit . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .49       $    .44      $  1.06      $   .91
                                                                         --------       --------     --------      -------
                                                                         --------       --------     --------      -------

                   See accompanying notes to financial statements.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                             General      Limited
                                             Partners     Partners      Total
                                             --------     --------      -----
Balance at December 31, 1997  . . . . . . . .  $  632    $1,538,034   $1,538,666

Net income six months ended June 30, 1998 . .     376        37,219       37,595
                                               ------    ----------   ----------

Balance as of June 30, 1998 (unaudited) . . .  $1,008    $1,575,253   $1,576,261
                                               ------    ----------   ----------
                                               ------    ----------   ----------

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30
                                                        ------------------------
                                                         1998              1997
                                                         ----              ----
OPERATING ACTIVITIES:
     Net Income . . . . . . . . . . . . . . . . . .    $ 37,595        $   43,929
     Changes in operating assets and liabilities:
          Amortization of net origination fees  . .        (850)             (850)
          Decrease in interest receivable . . . . .         (32)            9,321
          Decrease in accounts payable  . . . . . .     (10,515)           (1,295)
          Increase in due general partners  . . . .       5,000             5,000
                                                        -------        ----------
               NET CASH PROVIDED BY
               OPERATING ACTIVITIES . . . . . . . .      31,198            56,105

INVESTING ACTIVITIES:
     Decrease in notes receivable . . . . . . . . .      16,336            20,821
     Increase in short-term investments . . . . . .     (43,059)         (199,027)

FINANCING ACTIVITIES:
     General Partners contributions . . . . . . . .      - 0 -            206,601
     Distribution and withdrawals . . . . . . . . .      - 0 -            (86,609)
                                                        -------        ----------
     Increase (Decrease) in cash and cash equivalents     4,475            (2,109)
     Cash and cash equivalents at beginning year. .      12,484            15,808
                                                        -------        ----------

               CASH AND CASH EQUIVALENTS

               AT END OF PERIOD . . . . . . . . . .    $16,959        $   13,699
                                                        -------        ----------
                                                        -------        ----------

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

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                            Monthly
                                                                            Payment,
                                                                            including     December 31     June 30
                                                                            interest         1997           1998
                                                                            --------         ----           ----

First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
     weighted average cost of funds, due February 1, 1999   . . . . . . .    $11,426      $1,470,285   $1,453,949
                                                                             -------
                                                                             -------
Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . .                     35,727    1,388,959
Less net deferred loan origination fees . . . . . . . . . . . . . . . . .                      1,840          990
Less allowance for loss . . . . . . . . . . . . . . . . . . . . . . . . .                     64,000       64,000
                                                                                          ----------   ----------

     Net concurrent trust deed notes receivable . . . . . . . . . . . . .                 $1,368,718   $    - 0 -
                                                                                          ----------   ----------
                                                                                          ----------   ----------

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Revenue for the six months ended June 30, 1998 decreased $11,596 or 15.1% over the same period June 30, 1997. Revenue for the three months ended June 30, 1998 decreased $6,146 or 15.9% for the same period ending June 30, 1997.


     This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.


     Servicing expenses decreased 9.9% and general and administrative expenses decreased 27.6% for the six months ended June 30, 1998 over the same period ended June 30, 1997. Servicing expenses decreased 7.3% and general and administrative expenses decreased 55.6% for the three months ended June 30, 1998 over the same period 1997.


     Net income decreased 14.4% for the six months ended June 30, 1998 over the same period June 30, 1997. Net income decreased 10.7% for the three months ended June 30, 1998 over the same period June 30, 1997.


     Working capital increased $1,406,313 for six months ended June 30, 1998. The Partnership has adequate working capital and cash reserves to carry on its business.


     The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates it assets.

                            PART II.  OTHER INFORMATION

ITEM 6.        EXIBITS AND REPORTS ON FORM 8-K


(a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        KEYSTONE MORTGAGE FUND II
                                        a California Limited Partnership



     Date:  August 6, 1998              /s/   JOHN P. SULLIVAN
                                       -----------------------------------
                                       Keystone Mortgage Company
                                       By: John P. Sullivan, President





     Date:  August 6, 1998              /s/   JOHN P. SULLIVAN
                                       ------------------------------------
                                       John P. Sullivan
                                       General Partner




     Date:  August 6, 1998              /s/   CHRISTOPHER E. TURNER
                                       -------------------------------------
                                       Christopher E. Turner
                                       General Partner


11