Form 10-Q
period 1998-09-30
KEYSTONE MORTGAGE FUND II
filed 1998-10-30
CIK 812084

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              --------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR QUARTER ENDED                  COMMISSION FILE NUMBER
             SEPTEMBER 30, 1998                        0-15537

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

                -----------------------------------------------


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

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements.
   (a)     Condensed Balance Sheets, December 31, 1997 and September 30, 1998..................     3

   (b)     Condensed Statements of Income, three and nine months ended,
           September 30, 1998 and 1997.........................................................     4

   (c)     Condensed Statements of Partners' Capital (Deficit) for the year ended
           December 31, 1997 and the nine months ended September 30, 1998......................     5

   (d)     Condensed Statements of Cash Flows, nine months ended
           September 30, 1998 and 1997.........................................................     6

   (e)     Notes to condensed financial statements.............................................   7 & 8

Item 2.       Management's discussion and analysis of financial condition and
              results of operations............................................................     9

PART II.      OTHER INFORMATION
Item 6.       Exhibits and reports on Form 8-K.................................................  10 & 11

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                (Unaudited)
                                                                              *December 31     September 30
                                                                                   1997             1998
                                                                                --------------------------
Current assets:
  Cash and cash equivalents.................................................    $   12,484      $    9,281
  Short-term investments (market value of $392,695 in 1997
     and $473,252 in 1998)..................................................       392,695         473,252
  Interest receivable on trust deed notes receivable........................         9,162           9,043
  Current portion of trust deed notes receivable (note B)...................        35,727       1,381,185
                                                                                ----------      ----------
          Total current assets..............................................       450,068       1,872,761

Trust deed notes receivable, net (note B)...................................     1,368,718
                                                                                ----------      ----------

                                                                                $1,818,786      $1,872,761
                                                                                ----------      ----------
                                                                                ----------      ----------

                             LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and other liabilities...................................     $   11,120      $      602
  Due general partners.....................................................        269,000         276,500
                                                                                ----------      ----------

          Total Current Liabilities........................................        280,120         277,102

Partners' capital:
  General Partners.........................................................            632           1,202
  Limited Partners - authorized 41,459 units;
     outstanding 41,459 units..............................................      1,538,034       1,594,457
                                                                                ----------      ----------

          Net partners' capital............................................      1,538,666       1,595,659
                                                                                ----------      ----------

                                                                                $1,818,786      $1,872,761
                                                                                ----------      ----------
                                                                                ----------      ----------


                See accompanying notes to financial statements.
        * Extracted from audited December 31, 1997 financial statements.

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Nine Months Ended          Three Months Ended
                                                                        September 30              September 30
                                                                   1998          1997         1998           1997
                                                                ----------------------      ----------------------
Revenue:
  Interest on mortgage loans.................................   $ 83,837      $ 84,057      $ 27,706      $ 28,096
  Interest on short-term investments.........................     12,618        32,294         3,631        11,541
                                                                --------      --------      --------      --------
                                                                  96,455       116,351        31,337        39,637

Expenses:
  Servicing related expenses                                      26,734        25,810         7,421         4,368
  General and administrative expenses                             12,728        16,067         4,518         4,724
                                                                --------      --------      --------      --------
                                                                  39,462        41,877        11,939         9,092
                                                                --------      --------      --------      --------

      NET INCOME.............................................   $ 56,993      $ 74,474      $ 19,398      $ 30,545
                                                                --------      --------      --------      --------
                                                                --------      --------      --------      --------

Weighted average number of
 limited partnership units outstanding.......................     41,459        41,459        41,459        41,459
                                                                --------      --------      --------      --------
                                                                --------      --------      --------      --------

Net income per limited partnership unit......................   $   1.37      $   1.80      $    .47      $    .74
                                                                --------      --------      --------      --------
                                                                --------      --------      --------      --------

                        See notes to financial statements

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)

                                                               General          Limited
                                                               Partners         Partners          Total
                                                               --------         --------          -----
Balance at December 31, 1997..............................    $      632      $1,538,034      $1,538,666
Net income nine months ended September 30, 1998...........           570          56,423          56,993
                                                              ----------      ----------      ----------

Balance as of September 30, 1998 (unaudited)..............    $    1,202      $1,594,457      $1,595,659
                                                              ----------      ----------      ----------
                                                              ----------      ----------      ----------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended September 30
                                                            ------------------------------
                                                                 1998            1997
                                                                 ----            ----
OPERATING ACTIVITIES:

  Net Income.............................................    $  56,993       $  74,474
  Changes in operating assets and liabilities:
     Amortization of net origination fees................       (1,275)         (1,275)
     Decrease in interest and accounts receivable........          119             119
     Increase in due general partners....................        7,500           7,500
     Decrease in accounts payable........................      (10,518)           (679)
                                                             ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES......       52,819          80,139

INVESTING ACTIVITIES:

  Decrease in notes receivable...........................       24,535          26,429
  Increase in short-term investments.....................      (80,557)       (233,410)


FINANCING ACTIVITIES:

General Partners contributions...........................        - 0 -         206,601
Distribution and withdrawals.............................        - 0 -         (86,609)
                                                             ---------       ---------
  Decrease in cash and cash equivalents..................       (3,203)         (6,850)
  Cash and cash equivalents at beginning year............       12,484          15,808
                                                             ---------       ---------

          CASH AND CASH EQUIVALENTS
          AT END OF PERIOD...............................    $   9,281       $   8,958
                                                             ---------       ---------
                                                             ---------       ---------



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

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                                Monthly
                                                                                Payment,
                                                                                including      December 31     September 30
                                                                                interest          1997             1998
                                                                                --------          ----             ----
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
     weighted average cost of funds, due February 1, 1999...................   $   11,426      $1,470,285      $1,445,750
                                                                               ----------
                                                                               ----------
Less current portion........................................................                       35,727       1,381,185
Less net deferred loan origination fees.....................................                        1,840             565
Less allowance for loss.....................................................                       64,000          64,000
                                                                                               ----------      ----------

     Net concurrent trust deed notes receivable.............................                   $1,368,718      $    - 0 -
                                                                                               ----------      ----------
                                                                                               ----------      ----------

                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the nine months ended September 30, 1998 decreased $19,896 or 17.1% over the same period September 30, 1997. Revenue for the three months ended September 30, 1998 decreased $8,300 or 20.9% for the same period ending September 30, 1997.

     This decrease was due to a decrease in interest income as a result of distribution of loan payoff to limited partners.

     Servicing expenses increased 3.5% and general and administrative expenses decreased 20.8% for the nine months ended September 30, 1998 over the same period ended September 30, 1997. Servicing expenses increased 69.9% and general and administrative expenses increased 4.4% for the three months ended September 30, 1998 over the same perios ended September 30, 1997.

     Net income decreased $17,481 or 23.5% for the nine months ended September 30, 1998 over the same peiod ended September 30, 1997. Net income decreased $11,147 or 36.5% for the three months ended September 30, 1998 over the same period ended September 30, 1997.

     Working capital increased $1,595,659 for nine months ended September 30, 1998. The Partnership has adequate working capital and cash reserved to carry on its business.

     The Partnership continues to distribute to the Limited Partners principal repayments less required reserves. Revenues and net income continue to decrease as the Partnership liquidates its assets.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEYSTONE MORTGAGE FUND II
                                          a California Limited Partnership


Date:  October 30, 1998                   /S/ John P. Sullivan
                                              ----------------------------------
                                              Keystone Mortgage Company
                                              By: John P. Sullivan, President





Date:  October 30, 1998                   /S/ John P. Sullivan
                                              ----------------------------------
                                              John P. Sullivan
                                              General Partner





Date:  October 30, 1998                   /S/ Christopher E. Turner
                                              ----------------------------------
                                              Christopher E. Turner
                                              General Partner