Form 10-K
period 1998-12-31
KEYSTONE MORTGAGE FUND II
filed 1999-03-09
CIK 812084

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



     FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
          DECEMBER 31, 1998                       0-15537


                           KEYSTONE MORTGAGE FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter.)



     CALIFORNIA                              95-4061580
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)


     11340 W. OLYMPIC BOULEVARD, STE. 300
     LOS ANGELES, CALIFORNIA                                90064
     (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code:  (310) 479-4121

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

                                     PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The business of Keystone Mortgage Fund II, A California Limited Partnership (the "Partnership") was to make loans secured by deeds of trust on improved commercial and industrial real properties. As of December 31, 1998, the Partnership had one loan outstanding in the principal amount of $1,437,195. No loans were made during the year ended December 31, 1998.

     In 1990, the general partners informed the limited partners that all principal repayments received by the Fund will be distributed to the limited partners less required reserves. The limited partners were also informed that the Fund will no longer repurchase units or make new loans.

     The remaining loan is due to be paid off during the first quarter of 1999 with final distributions scheduled to be made at some date thereafter.

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

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                      PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
     None.

Item 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA
     The following table sets forth in tabular form, selected financial data for the fiscal years 1998, 1997, 1996, 1995, and 1994:


                                             Years Ended December 31st
                             1998          1997          1996           1995           1994
                          ---------     ---------      ---------      ---------      ---------

Revenues                  $ 196,526     $ 151,251      $ 193,721      $ 284,771      $ 438,682
Net (loss) Income           129,556        86,842        135,681       (14,177)        318,290
Trust Deed Notes
   Receivable, Net        1,437,055     1,404,445      1,437,698      1,469,193      2,950,898
Total Assets              1,883,813     1,818,786      2,146,832      2,656,315      4,183,487

Net (loss) income
attributable to
limited partners
per limited
partnership unit              $3.09         $2.07          $3.24        ($0.34)          $7.60


The following table set forth in tabular form, distributions and withdrawals for the fiscal years 1998, 1997, 1996, 1995, and 1994:


DISTRIBUTIONS                  1998          1997           1996           1995           1994
AND WITHDRAWALS             -------      --------       --------     ----------     ----------

General Partners               None          None           None           None           None

Limited Partners            $77,569      $641,078       $655,818     $1,760,784     $2,598,372


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

     The Partnership's liquidity is primarily subject to the scheduled maturity of the Partnership's loan and the extent of liquidity can therefore be projected with reasonable accuracy. During 1998, the Partnership's working capital increased $1,420,705. Management believes the Partnership has adequate working capital and cash reserves to carry on its business.

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

FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

     As of December 31, 1998, the Partnership had one remaining loan of $1,437,195. Loan payments are current and the Partnership has not experienced any recent problems with delinquent payments in connection with this loan.

     Partnership revenue increased 29.9% in 1998 over 1997 as compared to 21.9% decrease in 1997 over 1996. The increase in revenue for 1998 was due to the reduction of allowance for loss on trust deed note receivable. The decrease in revenue for 1997 resulted from lower interest due to trust deed notes receivable payoffs.

     General and administrative expenses in 1998 increased 25.9% compared to 1997 primarily as a result of computer updating, accounting and SEC report filing. Such expenses were compatable for 1997 and 1996. Servicing related expenses decreased 15.4% in 1998 as compared to 1997 and increased 23.7% in 1997 as compared to 1996.

     As a result of factors discussed above, net income increased $42,714 (49.2%) in 1998 over 1997 and decreased $48,839 (36.0%) in 1997 over 1996.

     The net income per Limited Partnership unit was determined by using a weighted average of the number of units outstanding during the applicable fiscal year. Net income per limited Partnership unit increased 49.3% in 1998 over 1997 and decreased 36.1% in 1997 over 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Index to the financial statements of Keystone Mortgage Fund II is included in Item 14.

KEYSTONE MORTGAGE FUND II
A CALIFORNIA LIMITED PARTNERSHIP

Financial Statements

December 31, 1998 and 1997

(With Independent Auditors' Report Thereon)

KPMG
726 South Ferguson Street
Los Angeles, CA 90017



                          INDEPENDENT AUDITORS' REPORT

The General Partners
Keystone Mortgage Fund II,
  a California Limited Partnership

We have audited the accompanying balance sheets of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mortgage Fund II, a California Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                   /s/ KPMG LLP


January 15, 1999

[LETTERHEAD FOOTER]

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                Balance Sheets
                          December 31, 1998 and 1997

                                                                           1998             1997
                                                                       ------------     ------------
                           ASSETS
Current assets:
   Cash and cash equivalents                                           $   437,768           12,484
   Short-term investments (market value of $392,695 in 1997)                    --          392,695
   Interest receivable on trust deed note receivable                         8,990            9,162
   Current portion of trust deed note receivable (note 4)                1,437,055           35,727
                                                                       ------------     ------------
              Total current assets                                       1,883,813          450,068
Trust deed note receivable, net (note 4)                                        --        1,368,718
                                                                       ------------     ------------
                                                                       $ 1,883,813        1,818,786
                                                                       ------------     ------------
                                                                       ------------     ------------
             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable and other liabilities                              $    14,160           11,120
   Due to general partner (note 3)                                         279,000          269,000
                                                                       ------------     ------------
              Total current liabilities                                    293,160          280,120
                                                                       ------------     ------------
Partners' capital:
   General partners                                                          1,928              632
   Limited partners -- authorized 41,459 units; outstanding 41,459
      units                                                              1,588,725        1,538,034
                                                                       ------------     ------------
              Total partners' capital                                    1,590,653        1,538,066
                                                                       ------------     ------------
                                                                       $ 1,883,813        1,818,786
                                                                       ------------     ------------
                                                                       ------------     ------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Revenue:
   Interest on trust deed note receivable                      $   111,285         112,036         117,787
   Investment income                                                21,241          39,215          75,934
   Reduction of allowance for loss on trust deed
      note receivable                                               64,000              --              --
                                                               ------------    ------------    ------------
                                                                   196,526         151,251         193,721
                                                               ------------    ------------    ------------
Expenses:
   Servicing-related expenses (note 3)                              28,962          34,220          27,664
   General and administrative expenses (note 3)                     38,008          30,189          30,376
                                                               ------------    ------------    ------------
                                                                    66,970          64,409          58,040
                                                               ------------    ------------    ------------
              Net income                                       $   129,556          86,842         135,681
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------
Weighted average number of limited partnership
   units outstanding                                                41,459          41,459          41,459
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------
Net income attributable to limited partners per
   limited partnership unit                                    $      3.09            2.07            3.24
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Capital
                  Years ended December 31, 1998, 1997 and 1996

                                                                  GENERAL        LIMITED
                                                                  PARTNERS       PARTNERS         TOTAL
                                                               ------------    ------------    ------------
Balance at December 31, 1995                                   $  (207,958)      2,614,632       2,406,674
Net income for 1996                                                  1,357         134,324         135,681
Net distributions -- $15.82 per limited partnership
   unit                                                                 --        (655,818)       (655,818)
                                                               ------------    ------------    ------------
Balance at December 31, 1996                                   $  (206,601)      2,093,138       1,886,537
Net income for 1997                                                    868          85,974          86,842
Contributions                                                      206,365              --         206,365
Net distributions -- $15.46 per limited partnership
   unit                                                                 --        (641,078)       (641,078)
                                                               ------------    ------------    ------------
Balance at December 31, 1997                                   $       632       1,538,034       1,538,666
Net income for 1998                                                  1,296         128,260         129,556
Net distributions -- $1.87 per limited partnership
   unit                                                                 --         (77,569)        (77,569)
                                                               ------------    ------------    ------------
Balance at December 31, 1998                                   $     1,928       1,588,725       1,590,653
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------

See accompanying notes to financial statements.

                           KEYSTONE MORTGAGE FUND II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                  $   129,556          86,842         135,681
   Reduction of allowance for loss on trust deed
      note receivable                                              (64,000)             --              --
   Amortization of net origination fees                             (1,700)         (1,700)         (1,700)
   Changes in operating assets and liabilities:
      Interest receivable on trust deed note
         receivable                                                    172             159             684
      Accounts payable and other liabilities                         3,040           9,825             654
      Due to general partner                                        10,000          10,000          10,000
                                                               ------------    ------------    ------------
              Net cash provided by operating
                 activities                                         77,068         105,126         145,319
                                                               ------------    ------------    ------------
Cash flows from investing activities:
   Collection of trust deed note receivable                         33,090          34,953          33,195
   Purchase of short-term investments                                   --              --      (1,100,099)
   Proceeds from maturities of short-term
      investments                                                  392,695         291,310       1,499,214
                                                               ------------    ------------    ------------
              Net cash provided by investing
                 activities                                        425,785         326,263         432,310
                                                               ------------    ------------    ------------
Cash flows from financing activities:
   Distributions to partners                                       (77,569)       (641,078)       (655,818)
   Contributions from partners                                          --         206,365              --
                                                               ------------    ------------    ------------
              Net cash used in financing activities                (77,569)       (434,713)       (655,818)
                                                               ------------    ------------    ------------
              Increase (decrease) in cash and cash
                 equivalents                                       425,284          (3,324)        (78,189)
Cash and cash equivalents at beginning of year                      12,484          15,808          93,997
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $   437,768          12,484          15,808
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                          December 31, 1998 and 1997

(1)  ORGANIZATION AND PARTNERSHIP AGREEMENT

     Keystone Mortgage Fund II, a California Limited Partnership (Fund II) was formed on May 7, 1986 for the purpose of investing in short- to intermediate-term loans secured by deeds of trust on commercial and industrial real property. Fund II intends to liquidate after its remaining trust deed loan is collected, which is expected to occur in 1999.

     Profits and losses are generally allocated 1% to the general partners and 99% to the limited partners. To the extent property is obtained as satisfaction of the loan obligation, any net gain resulting from the sale of such property, determined using cost before any previous write-downs, would be allocated 24% to the general partners and 76% to the limited partners.

     Distributions are allocated in the same manner as profits and losses except that any distribution of principal repayments of trust deed notees receivable is made 100% to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CASH AND CASH EQUIVALENTS

          Fund II considers all highly liquid investments with a maturity of three months or less when purchased to be equivalent to cash.

     (B)  SHORT-TERM INVESTMENTS

          Fund II invests in various bank notes and U.S. Government securities with original maturities between three months and six months. Fund II accounts for short-term investments under Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, Fund II classifies its investment in debt securities as held-to-maturity securities and such short-term investments are stated at cost as Fund II intends to hold these securities to maturity. At Deccember 31, 1997, short-term investments consisted of U.S. Government agency notes with remaining maturities of less than five months.

     (C)  MANAGEMENT'S ESTIMATES

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

     (D)  TRUST DEED NOTE RECEIVABLE

          The trust deed note receivable is accounted for under the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and

                                                                    (Continued)

                             KEYSTONE MORTGAGE II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                          December 31, 1998 and 1997

          interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

     (E)  ALLOWANCE FOR LOSSES ON TRUST DEED NOTE RECEIVABLE

          An analysis of the collectibility of the trust deed note receivalbe is performed by management on a regular basis. Management considers such factors as current economic conditions and interest rates, the borrower's ability to repay and repayment performance, probability of foreclosure and estimated collateral values in determining any allowance needed.

     (F)  ORIGINATION FEES

          Fees from the origination of trust deed notes receivable and certain direct origination costs are recognized over the contractual life of such trust deed notes receivable using methods which generally produce a level-yield on the unpaid loan balance.

     (G)  INTEREST INCOME ON TRUST DEED NOTE RECEIVABLE

          Interest income on trust deed notes receivable is accrued as it is earned. Interest receivable which is deemed uncollectible is excluded from interest income. Trust deed notes receivable are placed on nonaccrual status after being delinquent 90 days. At December 31, 1998 and 1997, there were no trust deed notes receivable on nonaccrual status.

     (H)  INCOME TAXES

          No provision has been made for income taxes in the accompanying financial statements, inasmuch as the liability for taxes arising from the transactions of Fund II is the responsibility of the partners.

     (I)  INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

          Net income and distributions per limited partnership unit are based on the net income and distributions attributable to the limited partners and the weighted average number of limited partnerhip units outstanding during each period.

(3)  RELATED PARTY TRANSACTIONS

     The general partners of Fund II are Keystone Mortgage Company (managing general partner). John P. Sullivan and Chistopher E. Turner. Messrs. Sullivan and Turner are officers/directors of Keystone Mortgage Company. As compensation for servicing trust deed notes receivable, Fund II pays an annual fee equal to 1/2 of 1% of the average outstanding trust deed notes receivable principal balances, computed as of the end of each month, to Keystone Mortgage Comnpany. Servicing-related expenses include approximately $7,000 in 1998, $7,000 in 1997 and $8,000 in 1996 of
     servicing fees paid to Keystone Mortgage Company.

                                                                    (Continued)

                             KEYSTONE MORTGAGE II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                          December 31, 1998 and 1997

     Expense reimbursements to Keystone Mortgage Company related to operations of Fund II totaling $10,000 are included in general and administrative expenses for each of the years in the three-year period ended December 31, 1998 in the accompanying statements of operations. The amounts due to general partners included in the accompanying balance sheets consist of unpaid expense reimbursements to Keystone Mortgage Company.

(4)  TRUST DEED NOTE RECEIVABLE

     Trust deed note receivable consists of the following at December 31:


                                                MONTHLY
                                                PAYMENT,
                                               INCLUDING
                                                INTEREST         1998            1997
                                               ---------     ------------     ---------

First trust deed on industrial building
   located in Van Nuys, California, interest
   rate, adjusted every six months at 2.65%
   plus 11th District monthly weighted
   average cost of funds, due February 1,
   1999                                        $  11,426     $  1,437,195     1,470,285
                                               ---------
                                               ---------

Less:
   Net deferred origination fees                                      140         1,840
   Allowance for loss                                                  --        64,000
                                                             ------------      --------
          Net trust deed note receivable                     $  1,437,055      1,404,445
                                                             ------------      --------
                                                             ------------      --------

The estimated fair value of the trust deed note receivable at December 31, 1998 and 1997 is equivalent to the carrying value.

                                                                    (Continued)

                             KEYSTONE MORTGAGE II,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                          December 31, 1998 and 1997

(5)  RECONCILIATION OF NET INCOME BETWEEN FINANCIAL
     STATEMENTS AND PARTNERSHIP TAX RETURN (UNAUDITED)

     The difference between the net income for financial reporting purposes and the net income for Federal income tax purposes per the partnership tax return is summarized as follows:


                                                   1998        1997        1998
                                                 --------     ------      -------

Net income for financial reporting purposes     $ 129,556     86,842     135,681
Reduction of allowance for loss on trust
   deed note receivable                           (64,000)        --          --
Interest revenue on mortgage loans
   previously recognized for tax purposes          (1,700)    (1,700)      (1,700)
                                                 --------     ------      -------
          Net income for Federal income tax
             purposes                            $ 63,856     85,142      122,981
                                                 --------     ------      -------
                                                 --------     ------      -------

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

DIRECTORS AND OFFICERS

     The directors and executive officers of Keystone Mortgage Company are:

NAME                     AGE    TITLE                                   DATE OF
                                                                        APPT.
---------------------    ---    -------------------------------------   -------
John P. Sullivan         73     President and Chairman of the Board     1957
Christopher E. Turner    65     Executive Vice President and Director   1972
Ron N. Buchanan          52     Vice President                          1978
Sandra B. Coopersmith    60     Vice President                          1975
Melinda F. Love          44     Vice President                          1984
Norma Foster             59     Vice President                          1986
John G. Sullivan         37     Vice President                          1992

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



     No director or executive officer of Keystone, within the preceding five year period, has filed a petition under Federal Bankruptcy laws, or has been convicted in a criminal proceeding or is named subject of a pending criminal proceeding.

Item 11.  EXECUTIVE COMPENSATION.

     Compensation for services rendered by the General Partners on behalf of the Partnership for the fiscal years 1998, 1997, and 1996 is as follows:

                         Compensation Paid
Name of Individual       or Accrued for                                         Cash
or Group                 Service Rendered in      1998      1997      1996      Bonus
---------------------    -------------------      ------    ------    ------    -----
Keystone Mortgage Co.    Loan Servicing Fees      $7,000    $7,000    $8,000    None
John P. Sullivan         Management Fees          None      None      None      None
Christopher E. Turner    Management Fees          None      None      None      None

     In addition, the General Partners of the Partnership are entitled to receive certain cash distributions and allocations of income or loss. No such distributions or allocations were made for fiscal years 1998, 1997, and 1996.

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

                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) (1) The following financial statements of Keystone Mortgage Fund II are in Item 8:

               Report of Independent Auditors. . . . . . . . . . . . . . . . . 7

               Balance Sheets as of December 31, 1998 and 1997 . . . . . . . . 8

               Statements of Operations for the Years Ended
                   December 31, 1998, 1997, and 1996 . . . . . . . . . . . . . 9

               Statements of Partners' Capital for the
                    Years Ended December 31, 1998, 1997, and 1996. . . . . . .10

               Statements of Cash Flows for the Years
                    Ended December 31, 1998, 1997, and 1996. . . . . . . . . .11

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

                                             KEYSTONE MORTGAGE FUND II,
                                             A CALIFORNIA LIMITED PARTNERSHIP




Date:          March 9, 1999                 /s/  JOHN P. SULLIVAN
                                             ---------------------------------
                                             Keystone Mortgage Company
                                             By: John P. Sullivan, President


Date:          March 9, 1999                 /s/  JOHN P. SULLIVAN
                                             ---------------------------------
                                             John P. Sullivan
                                             General Partner


Date:          March 9, 1999                 /s/ CHRISTOPHER E. TURNER
                                             ---------------------------------
                                             Christopher E. Turner
                                             General Partner