Form 10-Q
period 1999-03-31
KEYSTONE MORTGAGE FUND II
filed 1999-04-15
CIK 812084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                  ----------------

                                       FINAL
                                     FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR QUARTER ENDED                   COMMISSION FILE NUMBER
             MARCH 31, 1999                              0-15537


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

                        ------------------------------------

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

                                        INDEX


PART I.FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                         ----
Item 1. Financial Statements.

(a)  Condensed Balance Sheets, December 31, 1998 and March 31, 1999 . . . . . . . . . . . . . . . . . . . 3

(b)  Condensed Statements of Income, three months ended,
       March 31, 1999 and 1998.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

(c)  Condensed Statements of Partners' Capital (Deficit) for the year ended
     December 31, 1998 and the three months ended March 31, 1999.   . . . . . . . . . . . . . . . . . . . 5

(d)  Condensed Statements of Cash Flows, three months ended
     March 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

(e)  Notes to condensed financial statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 & 8

Item 2.        Management's discussion and analysis of financial condition and
               results of operations.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

Item 6.        Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP


                                    BALANCE SHEETS


                                        ASSETS




                                                                 December 31     March 31
                                                                     1998           1999
                                                                ---------------------------
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . $    437,768    $ 1,889,764
     Interest receivable on trust deed notes receivable . . . .        8,990              -
     Trust deed notes receivable (note B) . . . . . . . . . . .    1,437,055              -
                                                                 -----------    -----------

               Total current assets . . . . . . . . . . . . . . $  1,883,813     $1,889,764
                                                                 -----------    -----------
                                                                 -----------    -----------


                          LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities:
     Accounts payable and other liabilities . . . . . . . . . . $     14,160    $    67,500
     Due to general partner . . . . . . . . . . . . . . . . . .      279,000        281,500
                                                                 -----------    -----------

               Total Current Liabilities. . . . . . . . . . . .      293,160        349,000
                                                                 -----------    -----------

Partners' capital:
     General Partners . . . . . . . . . . . . . . . . . . . . .        1,928          1,928
     Limited Partners - authorized 41,459 units;
        outstanding 41,459 units. . . . . . . . . . . . . . . .    1,588,725      1,538,836
                                                                 -----------    -----------

               Total Partners' capital. . . . . . . . . . . . .    1,590,653      1,540,764
                                                                 -----------    -----------

                                                                $  1,883,813     $1,889,764
                                                                 -----------    -----------
                                                                 -----------    -----------

                   See accompanying notes to financial statements.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                                  Three Months Ended
                                                                      March 31
                                                               1999               1998
                                                            ----------------------------
Revenue:
     Interest on mortgage loans . . . . . . . . . . . . . . $   17,523          $ 28,074
     Interest on short-term investments . . . . . . . . . .     10,304             4,724
                                                            ----------          --------
                                                                27,827            32,798

Expenses:
     Servicing related expenses . . . . . . . . . . . . . .      5,888             8,283
     General and administrative expenses. . . . . . . . . .      4,328             5,029
     Dissolution expenses . . . . . . . . . . . . . . . . .     67,500                 -
                                                            ----------          --------
                                                                77,716            13,312

             NET INCOME . . . . . . . . . . . . . . . . . . $  (49,889)         $ 19,486
                                                            ----------          --------
                                                            ----------          --------
Weighted average number of
   limited partnership units outstanding. . . . . . . . . .     41,459            41,459
                                                            ----------          --------
                                                            ----------          --------
Net income per limited
   partnership unit . . . . . . . . . . . . . . . . . . . . $    (1.20)         $    .47
                                                            ----------          --------
                                                            ----------          --------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF PARTNER'S CAPITAL (DEFICIT)



                                                               General    Limited
                                                               Partners   Partners       Total
                                                               --------   --------       -----
Balance at December 31, 1998. . . . . . . . . . . . . . . .    $1,928     1,588,725    1,590,653

Net income three months ended March 31, 1999. . . . . . . .         -       (49,889)     (49,889)
                                                               ------     ---------    ---------

Balance as of March 31, 1999 (unaudited). . . . . . . . . .    $1,928    $1,538,836   $1,540,764
                                                               ------    ----------   ----------
                                                               ------    ----------   ----------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended March 31
                                                                          ----------------------------
                                                                               1999         1998
                                                                           ---------     ------------
OPERATING ACTIVITIES
     Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $   (49,889)   $     19,486
     Changes in operating assets and liabilities:
          Amortization of net origination fees . . . . . . . . . . . . .         (140)           (425)
          Decrease (increase) in interest and accounts receivable. . . .        8,990             (82)
          Increase in due general partners . . . . . . . . . . . . . . .        2,500           2,500
          Increase (decrease) in accounts payable. . . . . . . . . . . .       53,340         (10,509)
                                                                           ----------    ------------
               NET CASH PROVIDED BY
               OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .       14,801          10,970

INVESTING ACTIVITIES:
     Decrease in notes receivable. . . . . . . . . . . . . . . . . . . .    1,437,195           8,387
     Increase in short-term investments. . . . . . . . . . . . . . . . .            -         (27,579)
                                                                           ----------    ------------

               NET CASH PROVIDED BY
               OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .    1,437,195         (19,192)
                                                                           ----------    ------------

     Increase (decrease) in cash and cash equivalents. . . . . . . . . .    1,451,996          (8,222)

     Cash and cash equivalents at beginning year . . . . . . . . . . . .      437,768          12,484
                                                                           ----------    ------------

               CASH AND CASH EQUIVALENTS
               AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . .   $1,889,764    $      4,262
                                                                           ----------    ------------
                                                                           ----------    ------------

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - UNAUDITED BASIS OF PRESENTATION
     The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund II in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1998 filed by the Company under the Securities Exchange Act of 1934.

                              KEYSTONE MORTGAGE FUND II,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE



                                                                                        Monthly
                                                                                        Payment,
                                                                                       including    December 31
                                                                                        interest      1998
                                                                                       ---------      ----
First trust deed on industrial building, interest rate, adjusted every six months at 2.65% plus 11th District monthly
     weighted average cost of funds, due February 1, 1999 . . . . . . . . . . . . . . . $11,426   $1,437,195
                                                                                        -------
                                                                                        -------

Less net deferred loan origination fees . . . . . . . . . . . . . . . . . . . . . . . .                  140
                                                                                                  ----------

     Net trust deed notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           $1,437,055
                                                                                                  ----------
                                                                                                  ----------

                             KEYSTONE MORTGAGE FUND II,
                          A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations


     Total revenue decreased $4,971 or 17.9% for the three months ended March 31, 1999 over the same period March 31, 1998. This decrease was due to a decrease in interest income as a result of loan payoffs and distribution of capital to Limited partners, less required reserves.


     During the past quarter the last trust deed receivable was paid off. As a result, the partnership was dissolved as of March 31, 1999 and a provision for dissolution expenses established


     Total expenses increased $64,404 for the three months ended March 31, 1999 over the same period March 31, 1998, due to the provision of dissolution expenses of $67,500. Servicing related expenses decreased 28.9% and G & A expenses decreased 13.9% for the three months ended March 31, 1999 over the same period March 31, 1998.


     Net income decreased $69,375 for the three months ended March 31, 1999 over the same period March 31, 1998. Net income per limited partnership unit decreased $1.67 for the three months ended March 31, 1999 over the same 1998 period.


     Working capital decreased $49,889 for the three months ended March 31, 1999. The Partnership had adequate working capital and cash reserves to liquidate the partnership as of March 31, 1999.

                            PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEYSTONE MORTGAGE FUND II
                                             a California Limited Partnership


     Date:     April          , 1999         /s/ JOHN P. SULLIVAN
                                             ---------------------------------
                                             Keystone Mortgage Company
                                             By: John P. Sullivan, President




     Date:     April          , 1999         /s/ JOHN P. SULLIVAN
                                             ---------------------------------
                                             John P. Sullivan
                                             General Partner




     Date:     April          , 1999         /s/ CHRISTOPHER E. TURNER
                                             ---------------------------------
                                             Christopher E. Turner
                                             General Partner


11